Form 10-Q
period 2015-06-30
Long Island Iced Tea Corp.
filed 2015-08-13
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-55448

Long Island Iced Tea Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	47-2624098
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

116 Charlotte Avenue, Hicksville, NY 11801
(Address of Principal Executive Office)

(855) 542-2832
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2015, 4,461,783 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$302,811	$398,164
Accounts receivable, net (including amounts due from related parties of $80,589 and $27,155, respectively)	417,320	174,637
Inventories, net	960,404	561,107
Prepaid expenses and other current assets	42,633	9,573
Total current assets	1,723,168	1,143,481
Property and equipment, net	231,648	242,123
Intangible assets	29,996	32,498
Other assets	68,076	11,706
Total assets	$2,052,888	$1,429,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,001,777	$825,044
Accrued expenses	135,130	112,819
Current portion of automobile loans	18,558	17,915
Total current liabilities	1,155,465	955,778
Loans payable	-	1,500,000
Other liabilities	-	92,466
Deferred rent	5,682	5,966
Long term portion of automobile loans	46,651	56,096
Total liabilities	1,207,798	2,610,306
Commitments and contingencies, Note 4
Stockholders' Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 4,436,783 and 2,633,334 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	444	263
Additional paid-in capital	1,256,506	3,184,574
Accumulated deficit	(411,860)	(4,365,335)
Total stockholders' equity	845,090	(1,180,498)
Total liabilities and stockholders' equity	$2,052,888	$1,429,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales (including sales to related parties of $24,814 and $14,813 for the three months ended June 30, 2015 and 2014, respectively, and$45,029 and $58,136 for the six months ended June 30, 2015 and 2014, respectively)	$675,735	$752,976	$940,457	$927,245
Cost of goods sold	518,808	631,205	712,117	771,706
Gross profit	156,927	121,771	228,340	155,539
Operating expenses:
General and administrative expenses	398,225	316,674	617,648	458,030
Selling and marketing expenses	415,552	946,418	623,333	1,379,653
Total operating expenses	813,777	1,263,092	1,240,981	1,837,683
Operating Loss	(656,850)	(1,141,321)	(1,012,641)	(1,682,144)
Other expenses:
Other expense	(3,327)	-	(3,327)	-
Interest expense	(23,309)	(38,211)	(46,184)	(62,345)
Total other expenses	(26,636)	(38,211)	(49,511)	(62,345)

Net loss	$(683,486)	$(1,179,532)	$(1,062,152)	$(1,744,489)
Weighted average number of common shares outstanding – basic and diluted	3,227,713	2,633,334	2,932,166	2,633,334
Basic and diluted net loss per share	$(0.21)	$(0.45)	$(0.36)	$(0.66)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	2,633,334	$263	$3,184,574	$(4,365,335)	$(1,180,498)
Reverse Merger with Cullen Agricultural Holding Corp.	1,518,749	152	1,872,344	-	1,872,496
Common stock issued as payments to vendors	28,085	3	134,267	-	134,270
Conversion of loans payable and accrued interest to stockholders' equity	138,979	14	555,896	-	555,910
Issuance of common stock, net of costs	117,636	12	468,457	-	468,469
Stock based compensation	-	-	56,595	-	56,595
Reclassification of the historical losses of Long Island Brand Beverages LLC to additional paid-in capital upon the date of the reverse merger with Cullen Agricultural Holding Corp.	-	-	(5,015,627)	5,015,627	-
Net loss	-	-	-	(1,062,152)	(1,062,152)
Balance at June 30, 2015 (unaudited)	4,436,783	$444	$1,256,506	$(411,860)	$845,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,062,152)	$(1,744,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8,843	1,811
Inventory reserve	19,196	-
Depreciation and amortization expense	52,037	24,862
Deferred rent	(284)	-
Stock based compensation	56,595
Loss on disposal of property and equipment	3,327	-
Changes in assets and liabilities:
Accounts receivable	(261,026)	(460,333)
Inventory	(418,493)	(925,009)
Prepaid expenses and other current assets	(12,559)	59,877
Other assets	(56,370)	(33,538)
Accounts payable	160,008	1,034,257
Accrued expenses	157,043	143,934
Other liabilities	(92,466)	-
Total adjustments	(384,149)	(154,139)
Net cash used in operating activities	(1,446,301)	(1,898,628)
Cash Flows From Investing Activities
Purchases of property and equipment	(29,560)	(151,859)
Net cash used in investing activities	(29,560)	(151,859)
Cash Flows From Financing Activities
Repayment of automobile loans	(8,802)	(2,252)
Proceeds from the reverse merger with Cullen Agricultural Holding Corporation	120,841
Proceeds from the sale of common stock, net of costs	468,469	-
Proceeds from Bass Properties LLC loan	150,000	-
Proceeds from Cullen Agricultural Holding Corporation loan	250,000	300,000
Proceeds from Ivory Castle Limited loan	400,000	1,300,000
Net cash provided by financing activities	1,380,508	1,597,748
Net decrease in cash	(95,353)	(452,739)

Cash, beginning of period	398,164	604,841
Cash, end of period	$302,811	$152,102
Cash paid for interest	$2,081	$701
Non-cash investing and financing activities:
Net assets acquired in reverse merger	$1,751,655	$-
Conversion of loans payable and accrued interest to stockholders' equity	$555,910	$1,527,058
Purchase of automobiles with loans payable	$-	$84,795
Purchase of a truck in exchange for accounts receivable	$9,500	$-
Payment of accounts payable through the issuance of common stock	$134,270	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware C-Corporation, was formed on December 23, 2014. Long Island Iced Tea Corp. was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”), Long Island Brand Beverages LLC (“LIBB”). As a result of the merger which was consummated on May 27, 2015, Long Island Iced Tea Corp. consisted of its wholly owned subsidiaries, Long Island Brand Beverages, LLC (its operating subsidiary) and Cullen Agricultural Corp. and its wholly owned subsidiary Cullen Agricultural Technologies, Inc. and Natural Dairy Inc. (collectively the “Company”).

On December 31, 2014, LIBB entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Long Island Iced Tea Corp., Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. and (b) LIBB Merger Sub was to be merged with and into the LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. (the “Mergers”).

Under the merger agreement, upon consummation of the company merger, the holders of the LIBB membership interests (the “LIBB members”) would receive 2,633,334 shares of common stock of Long Island Iced Tea Corp. (or approximately 63%), subject to adjustment based on the Company’s and Cullen’s net working capital at closing.

If LIBB’s estimated net working capital at the closing was less than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $3.00. If LIBB’s estimated net working capital at the closing was more than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be increased by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $3.00. LIBB’s net working capital target was $70,069, except that for each day after February 15, 2015, the target was reduced by $3,333 for each day after such date through and including the closing date.

If Cullen’s estimated net working capital at the closing was more than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $3.00. If Cullen’s estimated net working capital at the closing was less than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be increased by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $3.00. Cullen’s net working capital target is $786,985, except that for each day after February 15, 2015, the target was be reduced by $667 for each day after such date through and including the closing date.

On May 27, 2015, the Mergers were consummated.

On July 16, 2015, the parties to the Mergers agreed to waive the provisions of the working capital adjustment.

To provide a fund for satisfaction of Cullen, Long Island Iced Tea Corp.’s and LIBB’s post-Closing rights to indemnification under the Merger Agreement, an aggregate of 500,000 of the Merger Shares (“ Indemnity Shares ”) were placed in escrow, in accordance with an escrow agreement (the “ Escrow Agreement ”) executed by Long Island Iced Tea Corp., Philip Thomas, as the representative of the Members under the Merger Agreement (the “ LIBB Representative ”), and Continental Stock Transfer & Trust Company, as escrow agent (the “ Escrow Agent ”). The escrow is the sole remedy for Cullen, Long Island Iced Tea Corp. and LIBB for their rights to indemnification under the Merger Agreement. The Members’ right to indemnification will be satisfied through the issuance by Long Island Iced Tea Corp. of up to 500,000 additional shares of Long Island Iced Tea Corp.’s Common Stock.

On the date on which Long Island Iced Tea Corp.’s independent registered public accounting firm has issued its report relating to its financial statement for its fiscal year ending December 31, 2015, the Indemnity Shares remaining in escrow will be released to the former LIBB Members except for any shares subject to pending indemnification claims.

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the Long Island Iced Tea Corp.’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Overview

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. The Company’s product, Long Island Iced Tea, is targeted for sale to health conscious consumers on the go. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, unsweetened lemon, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced four of its flavors in gallon bottles. The flavors packaged in gallon bottles include lemon, preach, green tea and honey, and mango.

The Company sells its products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the Northeastern portion of the United States.

Liquidity and Management’s Plan

As of June 30, 2015, the Company’s cash on hand was $302,811. The Company incurred net losses of $1,062,152 and $1,744,489 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company’s stockholders’ equity was $845,090. As of June 30, 2015, the Company had working capital of $567,703.

On April 28, 2015, the Company received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of the Company. This note bears interest at 10% per annum and matures on July 31, 2016. On May 4, 2015, the Company received $400,000 as proceeds from a loan with Ivory Castle Limited, a stockholder of the Company. This note bears interest at 6% per annum and matures on July 31, 2016. On June 30, 2015, these loans, together with accrued interest, of $555,910 were converted into 138,979 shares of common stock.

On June 30, 2015, the Company received net proceeds of $468,469 through the issuance of 117,636 shares of common stock.

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt, equity, and through utilizing trade credit with its vendors.

The Company believes that as a result of a commitment for financing from a stockholder and its working capital as of June 30, 2015, that its cash resources will be sufficient to fund the Company’s net cash requirements through June 30, 2016. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the result that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and related notes thereto included the registration statement on Form S-4 as amended which was filed by Long Island Iced Tea Corp. on April 24, 2015 and declared effective on May 1, 2015.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited interim consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, other legal claims and contingencies. The results of any changes in accounting estimates, are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers (See Customer Marketing Programs and Sales Incentives, below). Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determinable; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers.

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs, included as a reduction in net sales, totaled $18,338 and $39,083 for the three months June 30, 2015 and 2014, respectively. The costs of all these various programs, included as a reduction in net sales, totaled $28,698 and $45,778 for the six months ended June 30, 2015 and 2014, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the condensed consolidated statements of operations and totaled $33,136, and $15,345, for the three months ended June 30, 2015 and 2014, respectively. These costs totaled $44,250 and $21,540 for the six months ended June 30, 2015 and 2014, respectively

Advertising

The Company expenses advertising costs as incurred. For the three months ended June 30, 2015 and 2014, advertising expense was $116,840 and $288,232, respectively. For the six months ended June 30, 2015 and 2014, advertising expense was $126,493 and $448,249, respectively.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

Accounts Receivable

The Company sells products to distributors and in certain cases directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. While the Company has a concentration of credit risk in the retail sector, it believes this risk is mitigated due to the diverse nature of the customers it serves, including, but not limited to, its type, geographic location, size, and beverage channel. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Typically, accounts receivable have terms of net 30 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect.

Accounts receivable, net, is as follows:

	June 30, 2015	December 31, 2014
Accounts receivable, gross	$447,320	$198,637
Allowance for doubtful accounts	(30,000)	(24,000)
Accounts receivable, net	$417,320	$174,637

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of June 30, 2015, two customers accounted for 13% and 11%, respectively, of the Company’s trade receivables. As of December 31, 2014, two customers accounted for 36% and 13%, of the Company’s trade receivables. The Company does not generally require collateral or other security to support client receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes inventories as of the dates presented:

	As of
	June 30, 2015	December 31, 2014
Finished goods	$807,694	$433,478
Raw materials and supplies	171,906	127,629
Inventory reserve	(19,196)	-
Total inventories	$960,404	$561,107

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets. The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended June 30, 2015 and 2014, depreciation expense was $25,116 and $17,956, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense was $49,535 and $24,862, respectively.

Intangible Assets

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when circumstances indicate that there could be an impairment. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Intangibles assets with indefinite useful lives consist of the cost to purchase an internet domain name for $20,000. The domain name is considered to have a perpetual life and as such, is not amortized. Insignificant costs incurred associated with renewing this asset are expensed as incurred.

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $9,996 and $12,498 as of June 30, 2015 and December 31, 2014, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of June 30, 2015, the cost of the website development was $15,000 and the accumulated amortization was $5,004. As of December 31, 2014, the cost of the website development was $15,000 and the accumulated amortization was $2,502. For the three months ended June 30, 2015 and 2014, amortization expense was $1,251 and $-, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $2,502 and $-, respectively.

Income Taxes

Effective May 27, 2015, the Company completed its reverse merger, whereby Long Island Brand Beverages LLC was deemed to be the accounting acquirer of Cullen Agricultural Holding Corp. From the date of the reverse merger, the Company’s results of operations began to be taxed as a C corporation. Prior to the reverse merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate tax returns. The Company’s change in status was not deemed to have a significant impact on the Company’s deferred tax assets primarily due to the fact that the Company recorded a full valuation allowance as a result of the Company’s historical operating losses. In addition, Cullen’s historical net operating losses may be subject to limitations as stipulated under Internal Revenue Code 382.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company accounts for uncertain tax positions in accordance with ASC 740—“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. Our primary tax jurisdictions are our federal, various state, and local taxes. Generally, Federal, State and Local authorities may examine the Company's tax returns for three years from the date of filing.

In accordance with ASC 740, the Company evaluates whether a valuation allowance should be established against the net deferred tax assets based upon the consideration of all available evidence and using a “more likely than not” standard. Significant weight is given to evidence that can be objectively verified. The determination to record a valuation allowance is based on the recent history of cumulative losses and current operating performance. In conducting the analysis, the Company utilizes an approach, which considers the current year loss, including an assessment of the degree to which any losses are driven by items that are unusual in nature and incurred to improve future profitability. In addition, the Company reviews changes in near-term market conditions and any other factors arising during the period, which may impact its future operating results.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

Earnings per share

Basic net earnings per common share is computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be antidilutive. For the three and six months ended June 30, 2015, there were 194,667 options excluded from the computation of earnings per share because they were anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Reclassification

Certain reclassifications have been made to the accompanying 2014 condensed financial statements to conform them to the 2015 presentation. These reclassifications had no impact on the Company’s net loss for the periods presented.

Seasonality

The Company’s business is seasonal with the summer months in the second and third quarter of the fiscal year typically generating the largest net sales.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, for public companies, and for annual periods beginning after December 15, 2018 and interim periods within those annual periods, for private companies. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s financial position or results of operations.

In August 2014, the FASB issued Accounting Standard Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company’s financial statements

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans and Note 9 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3 – LOANS PAYABLE

Cullen Loans

On November 19, 2013 the Company and Cullen entered into a loan agreement (the “Cullen Loan Agreement”). Pursuant to the Cullen Loan Agreement, Cullen loaned the Company $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan the Company an additional $600,000. The Cullen Loan Agreement also required that the Company utilize $450,000 of the loan to repay the Line of Credit – Member. On December 5, 2013, Cullen exercised its option and extended to the Company an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, the Company received $300,000 as proceeds from an additional loan from Cullen with interest at 6% per annum and a maturity of August 31, 2014. The maturity date of the Cullen Loans have been extended until March 15, 2016. These Cullen loans are secured by the accounts receivable and inventory of the Company. On March 26, 2015, the Company received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. On May 27, 2015, the Company consummated the Mergers. In connection with the Mergers, $1,500,000 principal amount of the loans were forgiven and the remaining $250,000 principal amount of the loans eliminate upon consolidation.

Nortle Loan

On August 26, 2013, the Company and Nortle Holdings Limited (“Nortle”) entered into a loan (“Nortle Loan”) and option agreement (“Nortle Option Agreement”). The Nortle Loan was secured by the inventory and accounts receivable of the Company. The Nortle Loan provided for Nortle to lend the Company an aggregate of $200,000, bearing interest at 6% per annum. The Nortle Loan and all accrued interest thereon, was due and payable on August 31, 2014. The Nortle Option Agreement provided that through October 18, 2013, Nortle had the option to loan the Company an additional $300,000, on the same terms as the Nortle Loan (“Nortle Option”). In the event that Nortle did not exercise the Nortle Option by October 18, 2013, then on such date, the interest rate on the existing loan with Nortle would increase to 12% per annum for the remaining term. Due to the fact that the Nortle Option to advance additional funds was not exercised, the interest rate was increased to 12% per annum. On June 25, 2014, Nortle converted its loan and accrued interest of $217,951 into 9,103 voting units in LIBB prior to the reverse merger with Cullen.

Ivory Castle Loan

On April 22, 2014, the Company and Ivory Castle Limited (“Ivory Castle”) entered into a loan (“Ivory Castle Loan”). The Ivory Castle Loan provided for Ivory Castle to lend the Company an aggregate of $1,300,000 bearing interest at 6%. The Ivory Castle Loan, together with accrued interest, was due and payable on August 31, 2014. On June 25, 2014, Ivory Castle’s loan and accrued interest of $1,309,107 was converted into 54,675 voting units in LIBB prior to the reverse merger with Cullen

In addition, as a condition of the conversion, the Company was required to obtain Ivory Castle’s approval in the event of a proposed business combination or in the event that the Company seeks equity financing in excess of $1,000,000 prior to June 25, 2015. On May 4, 2015, the Company received $400,000 as proceeds from a loan with Ivory Castle Limited, a stockholder of the Company. This note bears interest at 6% per annum and matures on July 31, 2016. On June 30, 2015 the note and accrued interest of $403,485 were converted into 100,872 shares of common stock.

Bass Properties LLC

On April 28, 2015, the Company received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of the Company. This note bears interest at 10% per annum and matures on July 31, 2016. On June 30, 2015 the note and accrued interest of $152,425 were converted into 38,107 shares of common stock.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters in ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal costs related to these matters are expensed as they are incurred.

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd., for several claims including breach of contract and fraud occurring during 2014. The Company is seeking damages of $10,000,000. Revolution Marketing has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000.  Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the parties are awaiting the court’s decision. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. LIBB management and legal counsel believe it is too early to determine the probable outcome of this matter.

On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and a director of the Company. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. In addition, we agreed to indemnify Mr. Vassilakos for any expenses he incurred in connection with this litigation. We currently do not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material. On July 17, 2015, we agreed in principle to a settlement with Madwell with respect to this matter, pursuant to which we would pay $440,000 to Madwell. As of June 30, 2015, $440,000 was included in accounts payable in the condensed consolidated balance sheets related to this matter.

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services.

Employment Agreements

On May 27, 2015, the Company entered into employment agreements with Messrs. Thomas, Dydensborg and Meehan to serve as Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, respectively. Each has a term of two years except the agreements with Messrs. Dydensborg and Meehan provide that either the Company or the executive can terminate the agreement with six months’ advance notice (or three months’ advance notice, in the case of Mr. Meehan). The employment agreements will provide for Messrs. Thomas, Dydensborg and Meehan to receive base salaries of $150,000, $130,000 and $120,000. Additionally, each is entitled to an incentive bonus at the discretion of the Board of Directors of up to 50%, 40% and 25% of such individual’s base salary, respectively.

On May 27, 2015, the Company entered into an employment agreement with Thomas Panza, a stockholder of the Company to serve as LIBB’s Purchasing Manager. The agreement has a term of two years except that either LILBB or Mr. Panza can terminate the agreement with six months’ advance notice. Mr. Panza will receive a base salary of $80,000 and an incentive bonus of up to 50% of his base salary at the discretion of the Board of Directors.

Consulting Agreements

On June 17, 2015, we announced that we had determined to explore potential opportunities in expanding our business into alcoholic beverages. In connection with the proposed expansion, we engaged Julian Davidson as a consultant to spearhead this new initiative. The Company will reimburse Julian Davidson for reasonable business expenses. In the event the Company raises $10,000,000, Julian Davidson would become an employee of the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

In connection with the Mergers, on May 27, 2015, 2,633,334 shares of common stock were issued to the former members of LIBB and 1,518,749 shares of common stock were issued to the former stockholders of Cullen.

On May 27, 2015, the Company issued 19,047 shares of common stock to a vendor in payment of its accounts payable balance of $98,120.

On June 30, 2015, loans from Ivory Castle Limited and Bass Properties LLC, together with accrued interest, of $555,910 were converted into 138,979 shares of common stock.

On June 30, 2015, the Company received gross proceeds of $50,000 through the issuance of 12,500 shares of common stock to a family member of a director of the Company.

On June 30, 2015, the Company received gross proceeds of $50,000 through the issuance of 12,500 shares of common stock to a family member of a director of the Company.

On June 30, 2015, the Company received gross proceeds of $370,544 through the issuance of 92,636 shares of common stock to a family member of a director of the Company.

On June 30, 2015, the Company issued 9,038 shares of common stock to vendors in payment of accounts payable balances of $36,150.

NOTE 6 – STOCK OPTIONS

On May 27, 2015, the Company’s board of directors adopted the 2015 Long-Term Incentive Equity Plan (“2015 Stock Option Plan”). The 2015 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved under the Plan is 466,667.

On May 27, 2015, as part of their employment agreements, the Company granted the officers of the Company and Mr. Panza, options to purchase 194,667 shares at an exercise price of $3.75 which are exercisable until May 26, 2020. These options vest on a quarterly basis over the two year period from the date of issuance.

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-

Granted	194,667	$3.75	$6.22
Exercised	-	$-	$-
Expired, forfeited or cancelled	-	$-	$-

Outstanding at June 30, 2015	194,667	$3.75	$6.22	4.9	$924,668
Exerciseable at June 30, 2015	-

As of June 30, 2015, there was a total of $1,153,867 of unrecognized compensationgranted related to unvested options. The cost is expected to be recognized through 2017 over a weighted average period of 1.9 years.

The Company accounts for all stock based compensation as an expense in the condensed consolidated financial statements and associated costs are measured at the fair value of the award. For the three months and six months ended June 30, 2015, the Company recorded stock based compensation expense of $56,595.

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2015 using the assumptions: a stock price of $8.70, a dividend yield of 0%, expected volatility of 79%, a risk free interest rate of 0.99%, and an expected life of 3.25 years. The simplified method was used to determine the expected life as the granted options were considered “plain-vanilla” options.

NOTE 7 – MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2015, two customers accounted for 11% and 10% of net sales, respectively. For the three months ended June 30, 2014, three customers accounted for 50%, 12%, and 10% of the Company’s net sales.

For the six months ended June 30, 2015, no customers accounted for greater than 10% of the Company’s net sales. For the six months ended June 30, 2014, three customers accounted for 40%, 15%, and 14% of the Company’s net sales.

For the three months ended June 30, 2015 and 2014, the largest vendors represented approximately 86% (four vendors) and 72% (three vendors) of purchases, respectively. For the six months ended June 30, 2015 and 2014, the largest vendors represented approximately 79% (four vendors) and 69% (three vendors) of purchases, respectively.

NOTE 8 – RELATED PARTIES

The Company recorded revenue related to shipments of inventory to two entities whose owners became employees of the Company during 2014. For the three months ended June 30, 2015 and 2014, sales to these related parties were $23,236 and $12,760, respectively. For the six months ended June 30, 2015 and 2014, sales to these related parties were $31,195 and $55,006, respectively. As of June 30, 2015, accounts receivable from these customers were $23,895. As of December 31, 2014, accounts receivable from these customers were $25,829.

The Company recorded revenue related to shipments of inventory to an entity whose owner became an employee of the Company during 2015. For the three months ended June 30, 2015, sales to this related party were $216. For the six months ended June 30, 2015, sales to this related party were $10,974. As of June 30, 2015, accounts receivable from this customer was $55,056.

In addition, the Company recorded revenue related to shipments of inventory to an entity owned by an immediate family member of Philip Thomas, CEO and stockholder. Mr. Thomas is also an employee of this entity. For the three months ended June 30, 2015 and 2014, sales to this related party were $1,363 and $2,054, respectively. For the six months ended June 30, 2015 and 2014, sales to this related party were $2,861 and $3,130, respectively. As of June 30, 2015 and December 31, 2014, there was $1,637 and $1,326, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us”, “our company” or “the Company” refer to Long Island Iced Tea Corp., a holding company, and its wholly owned subsidiaries, including Long Island Brand Beverages LLC (“LIBB”) and Cullen Agricultural Holding Corp. (“Cullen”).

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report, in Item 1A of Part II of this quarterly report and in the “Risk Factors” section of the final proxy statement/prospectus dated May 1, 2015 (the “Proxy Statement/Prospectus”) that forms a part of our registration statement on Form S-4 (File No. 333-201527). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium ready-to-drink (“RTD”) iced tea in the beverage industry. We are currently organized around our flagship brand Long Island Iced Tea, a premium RTD tea made from a proprietary recipe and with quality components sold primarily on the East Coast of the United States through a network of national and regional retail chains and distributors. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea, consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options towards alternative beverages such as iced tea.

In addition, we have begun exploring entry into the $215 billion U.S. alcohol industry, with the hope to establish ourselves as multi-beverage alcohol and non-alcohol company.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Recent Developments

Business Combination

On May 27, 2015, we completed the business combination (the “Business Combination”) contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of December 31, 2014 and amended as of April 23, 2015, by and among Cullen, the Company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), LIBB, Philip Thomas and Thomas Panza (the “Founders”), who formerly owned a majority of the outstanding membership units of LIBB, and the other former members of LIBB executing a joinder thereto.

Prior to the closing of the Business Combination, we were a wholly-owned subsidiary of Cullen formed solely for the purpose of consummating the Business Combination, LIBB was a private operating company and Cullen was a public company seeking alternative strategic opportunities in all industries and regions in an effort to maximize stockholder value. Upon the closing of the Business Combination, we became the new public company and Cullen and LIBB became wholly-owned subsidiaries of ours. In addition, the historical financial statements of LIBB became our financial statements. As a result of the Business Combination, the business of LIBB became our business.

Proposed Expansion of Business

On June 17, 2015, we announced that we had determined to explore potential opportunities in expanding our business into alcoholic beverages. In connection with the proposed expansion, we engaged Julian Davidson as a consultant to spearhead this new initiative. Mr. Davidson has nearly 25 years of experience in the alcoholic beverage industry, including most recently serving as Chief Executive Officer of Independent Liquor NZ’s businesses in New Zealand, the United States and Canada.

Private Placements

On June 30, 2015, we sold an aggregate of 256,615 shares of our common stock to certain accredited investors at a purchase price of $4.00 per share, for an aggregate purchase price of approximately $1,027,000, including through the cancellation of an aggregate of approximately $556,000 in outstanding debt, including accrued interest, owed by the Company to certain of the investors. The shares were sold in a private placement pursuant to the terms of subscription agreements executed by each of the investors. Family members of Philip Thomas, the Company’s Chief Executive Officer and a member of its board of directors, and family members of Paul N. Vassilakos, a member of the Company’s board of directors, each purchased $50,000 worth of shares in the private placement.

On July 8, 2015, we sold an aggregate of 25,000 shares of our common stock to certain accredited investors at a purchase price of $4.00 per share, for an aggregate purchase price of approximately $100,000. The shares were sold in a private placement pursuant to the terms of subscription agreements executed by each of the investors.

Highlights

We generate income through the sale of our iced teas. The following are highlights of our operating results for the three and six months ended June 30, 2015:

•	Net sales. During the six months ended June 30, 2015, we had net sales of $940,457, an increase of $13,212 over the six months ended June 30, 2014. During the three months ended June 30, 2015, we had net sales of $675,735, a decrease of $77,241 over the three months ended June 30, 2014. The primary drivers of these changes were an increase in net sales due to marketing and sales support efforts, including the development of relationships with new distributors and retailers, and the addition of gallon containers to our product line, and a decline in our sales to Costco.

•	Margin. Our margin increased by 7% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Our margin also increased by 7% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The primary reason for the increase was the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues during the first quarter of 2015, which resulted in a reduction of the cost of the inventory affected by the production issues. Our ability to sell this inventory has resulted in improved margins. These positive impacts were partially offset by the addition of smaller margin gallon containers to the product line.

•	Operating expenses. During the six months ended June 30, 2015, our operating expenses were $1,240,981, a decrease of $596,702 as compared to the six months ended June 30, 2014. During the three months ended June 30, 2015, our operating expenses were $813,777 a decrease of $449,315 as compared to the three months ended June 30, 2014. Our decrease in operating expenses related primarily to decreased advertising and other marketing expenses as a result of the timing of our marketing campaigns for 2015 as well as decreased costs related to the performance of our roadshows at Costco as compared to the prior year.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes. During the six months ended June 30, 2015, our cash flows used in operations were $1,446,301 and our net cash provided by financing activities was $1,380,508. We had working capital of $567,703 as of June 30, 2015.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

•	The Company believes that using various marketing tools, which may include significant advertising expenses, will be necessary in order to increase product awareness in order to compete with its competitors, including large and well established brands with access to significant capital resources.

•	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. The Company will need to be able to adapt to changing preferences in the future.

•	The Company’s sales growth is dependent upon maintaining its relationships with existing and future customers who may generate substantial portions of its revenue. During 2014, from April through September, the Company sold to Costco both at road shows as well as in Costco’s product line, which represented 32% of the Company’s sales. It will be important for future revenues to secure this customer for 2015 as well as maintain its relationships with its other existing customers. During April 2015, the Company began selling to Costco stores at their road shows. However, the Company has yet to determine the duration of these sales and whether its product will be accepted in the Costco product line.

•	The Company’s sales are subject to seasonality. The Company’s sales are typically the strongest in the summer months in the northeastern United States.

•	The Company is currently involved in litigation. Please refer to Item 1 of Part II of this quarterly report. There are no assurances that there will be successful outcomes to these matters.

•	The Company developed a gallon product line featuring four of its existing flavors in May 2015. There are no assurances that the Company will be able to sell these products. In addition, the sale of these products may not be profitable to the Company.

•	The Company is exploring potential opportunities to expand its business to include alcoholic beverages. This expansion may require a substantial investment of resources and management time, and there can be no assurances that the Company’s efforts will be successful.

Please refer to Item 1A of Part II of this quarterly report for additional information about risks and uncertainties facing the Company.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that. of our significant accounting policies (see Note 2 of the financial statement included in this quarterly report), the following policies are the most critical.

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers. Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determined; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers.

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed upon sales levels or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs are recorded as a reduction of sales in the financial statements.

Accounts Receivable

The Company sells products to distributors and in certain cases directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Typically, accounts receivable have terms of net 30 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea. The Company values its inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Business Combination

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members will hold a large percent of the Company shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Results of Operations

Comparison of the six months ended June 30, 2015 and June 30, 2014

	For the Six Months Ended June 30,
	2015	2014

Net sales	$940,457	$927,245
Cost of goods sold	712,117	771,706
Gross profit	228,340	155,539

Operating expenses:
General and administrative expenses	617,648	458,030
Selling and marketing expenses	623,333	1,379,653
Total operating expenses	1,240,981	1,837,683

Operating Loss	(1,012,641)	(1,682,144)

Other expenses:
Other expense	(3,327)	-
Interest expense	(46,184)	(62,345)
Total other expenses	(49,511)	(62,345)

Net loss	$(1,062,152)	$(1,744,489)

Net Sales and Gross Profit

Net sales for the six months ended June 30, 2015 increased by $13,212, or 1%, to $940,457 as compared to $927,245 for the six months ended June 30, 2014. The primary reason for the increased sales was the Company’s focus on increasing brand recognition and expanding its customer base through the utilization of new distributors particularly in the New Jersey, Philadelphia, Florida, Virginia, and New England areas. We also began to sell gallons during May 2015 which contributed to the sales increase. The sales increases resulting from these efforts was offset substantially by a decrease in our sales to Costco. Sales to Costco declined from approximately 40% of our sales in the prior year as compared to approximately 8% in the current year.

Gross profit increased by $72,801, or 47%, from $155,539 for the six months ended June 30, 2014 to $228,340 for the six months ended June 30, 2015. Gross profit percentage increased by 7% from 17% for the six months ended June 30, 2014 to 24% for the six months ended June 30, 2015. The primary reason for the increase was due to the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive impact of $28,477 on our gross profit. The Company maintained this inventory, and as a result, sales of this inventory over the remainder of this fiscal year could result in a positive impact on our margins which may not be indicative of future results. Our margins were also positively impacted by the fact that in some regions we were selling directly to retailers which resulted in higher case prices. These increases in our margins were offset by the sales of our gallon product line, which carries approximately 6% margins in its initial launch.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015 increased by $159,618, or 35%, to $617,648 as compared to $458,030 for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company’s general and administrative salaries increased by $99,979 as compared to the six months ended June 30, 2014. This was primarily the result of officers’ salaries including the Chief Executive Officer and Chief Accounting Officer of the Company. Legal fees increased by $18,775 during the six months ended June 30, 2015 which was primarily caused by an additional accrual of approximately $42,000 related to the Madwell litigation matter. During the six months ended June 30, 2015, depreciation expense and amortization increased by $27,175 primarily as a result of the Company’s capital expenditures in 2014 related to displays, trucks, and automobiles. In addition, the Company incurred $39,538 in stock based compensation expense that was allocated to general and administrative expenses during the six months ended June 30, 2015. These increases were offset by decreases in accounting fees of $109,246 primarily related to the accounting and audit services needed in the prior year to prepare for the reverse merger. The remaining increase in general and administrative expenses was caused primarily by increases in rent, insurance, and other administrative costs.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2015 decreased by $756,320, or 55%, to $623,333 as compared to $1,379,653 for the six months ended June 30, 2014. Selling and marketing expenses decreased largely due to decreased advertising expenses from $448,249 for the six months ended June 30, 2014 to $126,493 for the six months ended June 30, 2015. In addition, the costs to perform road shows and product demonstrations, including staff and sample expenses at these shows, decreased by approximately $213,833 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This was due to the fact that we performed fewer road shows and product demonstrations during the period along with the fact that they were mainly staffed in house during the current year. In addition the Company’s selling and marketing expenses decreased due to the fact that the Company changed the style of its labels in 2014. As a result, design costs decreased by $52,485. There was also a decline in selling salaries of $154,350 during the six months ended June 30, 2015 as compared to the six month ended June 30, 2014 primarily related to cost cutting measures, a commission structure, and fewer part time workers assisting with the roadshows. Remaining decreases of $13,896 were a result of declines in other promotional expenses.

Other expense

Other expense, which consisted primarily of interest expense, for the six months ended June 30, 2015 decreased by $12,834, or 21%, to $49,511 as compared to $62,345 for the six months ended June 30, 2014.

Comparison of the three months ended June 30, 2015 and June 30, 2014

	For the Three Months Ended June 30,
	2015	2014

Net sales	$675,735	$752,976
Cost of goods sold	518,808	631,205
Gross profit	156,927	121,771

Operating expenses:
General and administrative expenses	398,225	316,674
Selling and marketing expenses	415,552	946,418
Total operating expenses	813,777	1,263,092

Operating Loss	(656,850)	(1,141,321)

Other expenses:
Other expense	(3,327)	-
Interest expense	(23,309)	(38,211)
Total other expenses	(26,636)	(38,211)

Net loss	$(683,486)	$(1,179,532)

Net Sales and Gross Profit

Net sales for the three months ended June 30, 2015 decreased by $77,241, or 10%, to $675,735 as compared to $752,976 for the three months ended June 30, 2014. The primary reason for the decreased sales was the decrease in the Company’s sales to Costco. Sales to Costco declined from approximately 50% of our sales in the prior year as compared to approximately 11% in the current year. This was due to the fact that in the prior year, we performed more road shows and product demonstrations. In addition, in the prior year we were sold in Costco’s product line. During 2015, our product was not sold in Costco’s regular product line. These sales decreases of approximately $297,000 were offset by the focus on increasing brand recognition and expanding our customer base through the utilization of new distributors particularly in the New Jersey, Philadelphia, Florida, and Virginia areas. We also began to sell gallons during May 2015, which contributed to sales.

Gross profit increased by $35,156, or 29%, from $121,771 for the three months ended June 30, 2014 to $156,927 for the six months ended June 30, 2015. Gross profit percentage increased by 7% from 16% for the three months ended June 30, 2014 to 23% for the three months ended June 30, 2015. The primary reason for the increase was due to the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues during the first quarter of 2015. The cost of the inventory affected by these production issues was reduced by $91,523. The Company maintained this inventory, and as a result, our ability to sell this inventory improved our margins. Our ability to sell this inventory during the remainder of this fiscal year could result in a positive impact on our margins which may not be indicative of future results. Our margins were also positively impacted by the fact that in some regions we were selling directly to retailers which resulted in higher case prices. These increases in our margins were offset by the sales of our gallon product line which carries approximately 6% margins in its initial launch.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015 increased by $81,551, or 26%, to $398,225 as compared to $316,674 for the three months ended June 30, 2014. During the three months ended June 30, 2015, the Company’s general and administrative salaries increased by $53,946 as compared to the three months ended June 30, 2014. In addition, the Company incurred $39,538 in stock based compensation expense that was allocated to general and administrative expenses during the three months ended June 30, 2015. This was primarily the result of officers’ salaries including the Chief Executive Officer and Chief Accounting Officer of the Company. Legal fees increased by $25,525 during the three months ended June 30, 2015 which was primarily caused by an additional accrual of approximately $42,000 related to the Madwell litigation matter. During the three months ended June 30, 2015 depreciation expense and amortization increased by $8,410 primarily as a result of the Company’s capital expenditures in 2014 related to displays, trucks, and automobiles. These increases were offset by decreases in accounting fees of $100,256 primarily related to the accounting and audit services needed in the prior year to prepare for the reverse merger. The remaining increase in general and administrative expenses was caused primarily by increases in rent, insurance, and other administrative costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2015 decreased by $530,866, or 56%, to $415,552 as compared to $946,418 for the three months ended June 30, 2014. Selling and marketing expenses decreased largely due to decreased advertising expenses from $288,232 for the three months ended June 30, 2014 to $116,840 for the three months ended June 30, 2015. In addition, the costs to perform road shows and product demonstrations, including staff and sample expenses at these shows, decreased by approximately $217,039 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This was due to the fact that we performed fewer road shows and product demonstrations during the period along with the fact that they were mainly staffed in house during the current year. In addition the Company’s selling and marketing expenses decreased due to the fact that the Company changed the style of its labels in 2014. As a result, design costs decreased by $16,938. There was also a decline in selling salaries of $109,150 during the three months ended June 30, 2015 as compared to the three month ended June 30, 2014. These decreases were offset by increases of $5,656 which was primarily the result of increased activity at the Company to promote brand awareness and increase LIBB’s presence in new markets. Remaining decreases of $16,347 were a result of declines in other promotional expenses.

Other expense

Other expense, which consisted primarily of interest expense, for the three months ended June 30, 2015 decreased by $11,575, or 30%, to $26,636 as compared to $38,211 for the three months ended June 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital of $567,703 as of June 30, 2015.

The following is an overview of our borrowings as of June 30, 2015:

Description of Debt	Holder	Interest Rate	Balance as of June 30, 2015
Automobile loans	Various	3.59% to 10.74%	$65,209

On August 26, 2013, LIBB and Nortle entered into a loan (“Nortle Loan”) and option agreement (“Nortle Option Agreement”). The Nortle Loan was secured by the inventory and accounts receivable of LIBB. The Nortle Loan provided for Nortle to lend the Company an aggregate of $200,000, bearing interest at 6% per annum. The Nortle Loan and all accrued interest thereon, were due and payable on August 31, 2014. The Nortle Option Agreement provided that through October 18, 2013, Nortle had the option to loan LIBB an additional $300,000, on the same terms as the Nortle Loan (“Nortle Option”). In the event that Nortle did not exercise the Nortle Option by October 18, 2013, then on such date, the interest rate on the existing loan with Nortle would increase to 12% per annum for the remaining term. Due to the fact that the Nortle Option to advance additional funds was not exercised, the interest rate was increased to 12% per annum. On June 25, 2014, Nortle converted its loan and accrued interest of $217,951 into equity interests of LIBB.

On November 19, 2013, LIBB and Cullen entered into the Cullen Loan Agreement. Pursuant to the Cullen Loan Agreement, Cullen loaned LIBB $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan LIBB an additional $600,000. The Cullen Loan Agreement also required that LIBB utilize $450,000 of the loan to repay certain outstanding indebtedness. On December 5, 2013, Cullen exercised its option and extended to LIBB an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, LIBB received $300,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and accrued interest due and payable on August 31, 2014. On August 15, 2014, the maturity date of the Cullen Loan Agreement and the additional loan was extended to November 15, 2014. On November 7, 2014, the maturity date was further extended to March 15, 2015. On March 4, 2015, the maturity date was further extended to March 15, 2016. Upon consummation of the Business Combination, these loans by Cullen were forgiven.

On March 26, 2015, LIBB received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. This loan was eliminated when consolidating the financial statements.

On April 22, 2014, LIBB received $1,300,000 from the proceeds of a loan from Ivory Castle, bearing interest at 6% per annum and with a maturity of August 31, 2014. Interest was payable upon maturity of the loan. The agreement also included provisions whereby the Company agreed to enter into a good faith negotiation for the purchase of membership interests by Ivory Castle. On June 25, 2014, Ivory Castle converted its loan and accrued interest of $1,309,107 into equity interest in LIBB.

On September 26, 2014, LIBB raised $194,504, net of costs of raising capital of $5,468, as a result of the sale of equity interests.

From October 1, 2014 through December 5, 2014, LIBB raised an additional $702,007 as a result of the issuance of equity interests.

During 2014, LIBB entered into various loan agreements for the purchase of trucks and automobiles. The total amount of borrowing for these loans was $84,795. The loans require monthly installments of principal ranging from $282 to $758 per month. Interest rates on these loans range from 3.59% to 10.74%. These loans mature at various dates through 2019.

On April 28, 2015, LIBB received $150,000 as proceeds from a loan from Bass Properties, LLC, which was at the time a stockholder of Cullen and member of LIBB. This note bore interest at 10% per annum and was to mature on July 31, 2016. On May 4, 2015, LIBB received $400,000 as proceeds from a loan with Ivory Castle Limited, which was at the time a member of LIBB. This note bore interest at 6% per annum and was to mature on July 31, 2016. On June 30, 2015, these loans, together with accrued interest, of $555,910 were converted into 138,979 shares of the Company’s common stock.

On May 27, 2015, we completed the business combination (the “Business Combination”) contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of December 31, 2014 and amended as of April 23, 2015, by and among Cullen, the Company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), LIBB, Philip Thomas and Thomas Panza (the “Founders”), who formerly owned a majority of the outstanding membership units of LIBB, and the other former members of LIBB executing a joinder thereto.

Prior to the closing of the Business Combination, we were a wholly-owned subsidiary of Cullen formed solely for the purpose of consummating the Business Combination, LIBB was a private operating company and Cullen was a public company seeking alternative strategic opportunities in all industries and regions in an effort to maximize stockholder value. Upon the closing of the Business Combination, we became the new public company and Cullen and LIBB became wholly-owned subsidiaries of ours. In addition, the historical financial statements of LIBB became our financial statements. As a result of the Business Combination, the business of LIBB became our business.

As a result of the consummation of the Business Combination, we gained access to the cash held by Cullen of $120,841. Under the Merger Agreement, upon consummation of the Business Combination, the holders of the LIBB membership interests received 2,633,334 shares of Company common stock, subject to adjustment based on LIBB’s and Cullen’s net working capital at the closing. On July 16, 2015, the payment of the net working capital adjustment under the Merger Agreement was waived by the parties.

On June 30, 2015, the Company received net proceeds of $468,469 through the issuance of 117,636 shares of common stock.

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

In order to execute our long-term growth strategy, including the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $1,446,301 for the six months ended June 30, 2015 as compared to net cash used in operating activities of $1,898,628 for the six months ended June 30, 2014. Cash used in operating activities for the six months ended June 30, 2015 was primarily the result of the net loss of $1,046,140. In addition to the effect of our net losses, increases in our inventory and accounts receivable, which were partially offset by increases in our accounts payable and accrued expenses resulted in further cash flows used in operating activities. Cash used in operating activities for the six months ended June 30, 2014 was primarily the result of the net loss of $1,744,489. The effect of our net losses on our cash flows were reduced by the increases in inventory and accounts receivable which were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $29,560 for the six months ended June 30, 2015 as compared to $151,859 for the six months ended June 30, 2014. Cash used in investing activities pertained primarily to the purchase of display fixtures during these periods.

Net cash provided by financing activities

Net cash provided by financing activities was $1,380,508 for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $1,597,748 for the six months ended June 30, 2014. During the six months ended June 30, 2015, and prior to the Business Combination, we received additional proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, LIBB received loans totaling $550,000 from two of our stockholders, Bass Properties LLC and Ivory Castle Limited. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $468,469 through the issuance of 117,636 shares of common stock. These proceeds were offset by repayments of the Company’s automobile loans of $8,802. During the six months ended June 30, 2014, LIBB received $1,300,000 in loans from Ivory Castle and $300,000 in loans from Cullen. Cash flows from financing activities consisted of repayments of automobile loans of $2,252.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

During the six months ended June 30, 2015, the following material changes occurred in the Company’s contractual obligations: As a result of the Business Combination, pursuant to which Cullen and LIBB became subsidiaries of the Company, LIBB’s contractual obligations related to $1,500,000 in debt from Cullen were cancelled.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Accounting Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2015 due to a material weakness in our internal control over financial reporting as described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

•	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

The Company is evaluating this weakness to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management determined that its disclosure controls and procedures were not effective as a result of the foregoing material weakness in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal actions:

Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York in an action entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd.. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. LIBB management and legal counsel believe it is too early to determine the probable outcome of this matter.

Madwell LLC. On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and a director of the Company. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. In addition, we agreed to indemnify Mr. Vassilakos for any expenses he incurred in connection with this litigation. We currently do not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material. On July 17, 2015, we agreed in principle to a settlement with Madwell with respect to this matter, pursuant to which we would pay $440,000 to Madwell. As of June 30, 2015, $440,000 was included in accounts payable in the condensed consolidated balance sheets related to this matter.

ITEM 1A. RISK FACTORS

Except for the supplemental risk factor set forth below, there have been no material changes from the risk factors set forth in the “Risk Factors” section of the Proxy Statement/Prospectus, which are incorporated herein by reference. In addition to the information in this quarterly report, the risk factors disclosed in the Proxy Statement/Prospectus should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

While we currently produce only non-alcoholic beverages, we are exploring entry into the alcoholic beverage industry. To the extent that we expand our operations into new sectors of the beverage industry, our business operations may suffer from a lack of experience, significant costs of entry and the competitive conditions in the market, among other factors, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are exploring entry into the alcoholic beverage industry. As we principally have been engaged in the production of non-alcoholic RTD iced teas, we have limited experience with developing, producing, marketing and distributing alcoholic beverages. Additionally, we will be exposed to significant operating costs associated with developing new products and entering a new sector of the beverage industry and will face new regulatory burdens, which could have an adverse impact on our business as well as place us at a disadvantage relative to more established alcoholic beverage market participants. Furthermore, the alcoholic beverage industry is highly competitive. We will compete with multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. In addition:

•	We may not be able to adequately distinguish our alcohol products from our non-alcohol products. Our inability to create the proper differentiation could result in customer confusion and could have adverse regulatory consequences.

•	We may not be able establish the proper infrastructure to support the supply chain from the manufacturing of the product to the ultimate purchase by the end consumer.

•	Our current management team lacks significant experience in the alcoholic beverage industry. We may be unable to attract and retain the necessary talent at the executive officer and board levels to execute our strategies in the alcoholic beverage industry.

•	Our product designs and formulas are subject to federal and state regulations. As a result, we may incur substantial product development costs on products that are not approved for sale.

As a result of the foregoing factors, we may be unsuccessful in expanding our business to include alcoholic beverages. Furthermore, attempting such an expansion will require a substantial investment of resources and management time, which could materially adversely affect our more established non-alcoholic beverage business as well. Accordingly, we can offer no assurance that if we expand our business beyond non-alcoholic RTD iced teas, we will be able to effectively develop, produce, market and distribute such beverages, and such failure could materially and adversely affect our business, financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Lock-Up Agreement executed by each of Philip Thomas and Thomas Panza (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.2	Escrow Agreement, dated as of May 27, 2015, by and among Long Island Iced Tea Corp., Philip Thomas, in his capacity as the LIBB Representative under the Merger Agreement and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.3	Registration Rights Agreement, dated as of May 27, 2015, by and among Long Island Iced Tea and the members of Long Island Brand Beverages LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.5	Employment Agreement between Long Island Iced tea Corp. and Philip Thomas (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.6	Employment Agreement between Long Island Iced Tea Corp. and Hans Peter Dydensborg (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.7	Employment Agreement between Long Island Iced Tea Corp. and James Meehan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.8	Employment Agreement between Long Island Brand Beverages LLC. and Thomas Panza (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Accounting Officer

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2015

LONG ISLAND ICED TEA CORP.

By:  /s/ James Meehan

Name: James Meehan

Title: Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Lock-Up Agreement executed by each of Philip Thomas and Thomas Panza (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.2	Escrow Agreement, dated as of May 27, 2015, by and among Long Island Iced Tea Corp., Philip Thomas, in his capacity as the LIBB Representative under the Merger Agreement and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.3	Registration Rights Agreement, dated as of May 27, 2015, by and among Long Island Iced Tea and the members of Long Island Brand Beverages LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.5	Employment Agreement between Long Island Iced tea Corp. and Philip Thomas (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.6	Employment Agreement between Long Island Iced Tea Corp. and Hans Peter Dydensborg (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.7	Employment Agreement between Long Island Iced Tea Corp. and James Meehan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

10.8	Employment Agreement between Long Island Brand Beverages LLC. and Thomas Panza (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 2, 2015).

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Accounting Officer

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer

Exhibit No.	Description

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document