Form 10-Q
period 2015-09-30
Long Island Iced Tea Corp.
filed 2015-11-13
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, 4,617,533 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS
Current Assets:
Cash	$268,688	$398,164
Accounts receivable, net (including amounts due
from related parties of $72,423 and $27,155, respectively)	348,472	174,637
Inventories, net	1,013,684	561,107
Prepaid expenses and other current assets	52,856	9,573
Total current assets	1,683,700	1,143,481

Property and equipment, net	240,081	242,123
Intangible assets	28,745	32,498
Other assets	70,601	11,706
Total assets	$2,023,127	$1,429,808

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,085,476	$825,044
Accrued expenses	363,924	112,819
Current portion of automobile loans	18,891	17,915
Total current liabilities	1,468,291	955,778

Loans payable	-	1,500,000
Other liabilities	-	92,466
Deferred rent	5,165	5,966
Long term portion of automobile loans	41,802	56,096
Total liabilities	1,515,258	2,610,306

Commitments and contingencies, Note 4

Stockholders' Equity (Deficit)
Preferred stock, par value $0.0001; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares;
4,600,033 and 2,633,334 shares issued and outstanding,
as of September 30, 2015 and December 31, 2014, respectively	460	263
Additional paid-in capital	1,873,959	3,184,574
Accumulated deficit	(1,366,550)	(4,365,335)
Total stockholders' equity (deficit)	507,869	(1,180,498)

Total liabilities and stockholders' equity (deficit)	$2,023,127	$1,429,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales (including sales to related parties of	$456,787	$582,956	$1,397,244	$1,510,201
$6,199 and $22,106 for the three months ended
September 30, 2015 and 2014, respectively, and
$51,229 and $80,241 for the nine months ended
September 30, 2015 and 2014, respectively)

Cost of goods sold	392,606	513,226	1,104,723	1,284,933
Gross profit	64,181	69,730	292,521	225,268

Operating expenses:
General and administrative expenses	646,788	306,608	1,264,436	764,638
Selling and marketing expenses	371,211	596,699	994,544	1,976,351
Total operating expenses	1,017,999	903,307	2,258,980	2,740,989

Operating Loss	(953,818)	(833,577)	(1,966,459)	(2,515,721)

Other expenses:
Other expense	-	-	(3,327)	-
Interest expense	(872)	(23,845)	(47,056)	(86,190)
Total other expenses	(872)	(23,845)	(50,383)	(86,190)

Net loss	$(954,690)	$(857,422)	$(2,016,842)	$(2,601,911)

Weighted average number of common shares
outstanding – basic and diluted	4,470,639	2,633,334	3,450,625	2,633,334

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.58)	$(0.99)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2015	2,633,334	$263	$3,184,574	$(4,365,335)	$(1,180,498)

Reverse Merger with Cullen Agricultural Holding Corp.	1,518,749	152	1,872,344	-	1,872,496
Common stock issued as payments to vendors	28,085	3	134,267	-	134,270
Conversion of loans payable and accrued interest to stockholders' equity	138,979	14	555,896	-	555,910
Issuance of common stock, net of costs	142,636	14	568,454	-	568,468
Issuance of common stock and warrants, net of costs	138,250	14	366,102	-	366,116
Stock based compensation	-	-	207,949	-	207,949
Reclassification of the historical losses of Long Island Brand Beverages LLC to additional paid in capital upon the date of the reverse merger with Cullen Agricultural Holding Corp.	-	-	(5,015,627)	5,015,627	-
Net loss	-	-	-	(2,016,842)	(2,016,842)

Balance at September 30, 2015	4,600,033	$460	$1,873,959	$(1,366,550)	$507,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(2,016,842)	$(2,601,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	20,040	5,811
Depreciation and amortization expense	80,331	49,512
Deferred rent	(801)	6,108
Stock based compensation	207,949	-
Loss on disposal of property and equipment	3,327	-
Changes in assets and liabilities:
Accounts receivable	(203,375)	(156,386)
Inventory	(452,577)	(531,296)
Prepaid expenses and other current assets	(22,782)	65,686
Other assets	(58,895)	3,006
Accounts payable	243,707	882,838
Accrued expenses	276,068	209,968
Other liabilities	(92,466)	-
Total adjustments	526	535,247

Net cash used in operating activities	(2,016,316)	(2,066,664)

Cash Flows From Investing Activities
Purchases of property and equipment	(65,036)	(200,834)

Net cash used in investing activities	(65,036)	(200,834)

Cash Flows From Financing Activities
Repayment of automobile loans	(13,318)	(6,503)
Contributions from members, net of costs	-	194,504
Proceeds from loan payable member	-	30,000
Proceeds from the reverse merger with Cullen Agricultural Holding Corporation	120,841	-
Proceeds from the sale of common stock, net of costs	568,468	-
Proceeds from the sale of common stock and warrants, net of costs	475,885	-
Proceeds from Bass Properties LLC loan	150,000	-
Proceeds from Cullen Agricultural Holding Corporation loan	250,000	300,000
Proceeds from Ivory Castle Limited loan	400,000	1,300,000

Net cash provided by financing activities	1,951,876	1,818,001

Net decrease in cash	(129,476)	(449,497)

Cash, beginning of period	398,164	604,841

Cash, end of period	$268,688	$155,344

Cash paid for interest	$2,954	$1,929

Non-cash investing and financing activities:
Conversion of loans payable and accrued interest to stockholders' equity	$555,910	$-
Conversion of loans payable and accrued interest to members' equity	$-	$1,527,058
Purchase of automobiles with loans payable	$-	$84,795
Costs due to related to issuance of common stock and warrants included in accrued expenses	$109,769	$-
Purchase of a truck in exchange for accounts receivable	$9,500	$-
Net assets acquired in reverse merger	$1,751,655	$-
Payment of accounts payable through the issuance of common stock	$134,270	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware C-Corporation, was formed on December 23, 2014. Long Island Iced Tea Corp. was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). As a result of the merger which was consummated on May 27, 2015, Long Island Iced Tea Corp. consisted of its wholly owned subsidiaries, Long Island Brand Beverages LLC (its operating subsidiary) and Cullen Agricultural Corp. and its wholly owned subsidiaries, Cullen Agricultural Technologies, Inc. and Natural Dairy, Inc. (collectively the “Company”).

On December 31, 2014, LIBB entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Long Island Iced Tea Corp., Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. and (b) LIBB Merger Sub was to be merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. (the “Mergers”).

Under the merger agreement, upon consummation of the company merger, the holders of the LIBB membership interests (the “LIBB members”) would receive 2,633,334 shares of common stock of Holdco (or approximately 63%), subject to adjustment based on LIBB’s and Cullen’s net working capital at closing.

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

If Cullen’s estimated net working capital at the closing was more than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $3.00. If Cullen’s estimated net working capital at the closing was less than its net working capital target, the number of shares of Long Island Iced Tea Corp.’s common stock to be received by the LIBB members at the closing was to be increased by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $3.00. Cullen’s net working capital target was $786,985, except that for each day after February 15, 2015, the target was reduced by $667 for each day after such date through and including the closing date.

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

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the Long Island Iced Tea Corp.’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheets, statements of operations, and statements of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Overview

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. The Company’s product, Long Island Iced Tea, is targeted for sale to health conscious consumers on the go. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced four of its flavors in gallon bottles. The flavors packaged in gallon bottles include lemon, preach, green tea and honey, and mango.

The Company sells its products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the Northeastern portion of the United States.

Liquidity and Management’s Plan

As of September 30, 2015, the Company’s cash on hand was $268,688. The Company incurred net losses of $2,016,842 and $2,601,911 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company’s stockholders’ equity was $507,869. As of September 30, 2015, the Company had working capital of $215,409.

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

On September 17, 2015 and September 30, 2015, the Company raised total net proceeds of $366,116 through the issuance of 138,250 shares of common stock and warrants to purchase 138,250 shares of common stock.

On October 23, 2015 and October 30, 2015, the Company received total gross proceeds of $70,000 through the issuance of 17,500 shares of common stock and warrants to purchase 17,500 shares of common stock.

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt, equity, and through utilizing trade credit with its vendors.

The Company believes that as a result of a commitment for financing from a stockholder and its working capital as of September 30, 2015 that its cash resources will be sufficient to fund the Company’s net cash requirements through September 30, 2016. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the result that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and related notes thereto included the registration statement on Form S-4 as amended which was filed by Long Island Iced Tea Corp. on April 24, 2015 and declared effective on May 1, 2015.

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

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs that were included as a reduction in net sales, totaled $26,221 and $40,934 for the three months September 30, 2015 and 2014, respectively. The costs of all these various programs, included as a reduction in net sales, totaled $54,919 and $86,712 for the nine months ended September 30, 2015 and 2014, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the condensed consolidated statements of operations and totaled $27,563, and $11,639, for the three months ended September 30, 2015 and 2014, respectively. These costs totaled $71,813 and $33,179 for the nine months ended September 30, 2015 and 2014, respectively.

Advertising

The Company expenses advertising costs as incurred. For the three months ended September 30, 2015 and 2014, advertising expense was $29,130 and $226,555, respectively. For the nine months ended September 30, 2015 and 2014, advertising expense was $155,623 and $674,746, respectively.

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

Accounts receivable, net, is as follows:

	September 30, 2015	December 31, 2014
Accounts receivable, gross	$388,472	$198,637
Allowance for doubtful accounts	(40,000)	(24,000)
Accounts receivable, net	$348,472	$174,637

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of September 30, 2015, one customer accounted for 15% of the Company’s trade receivables. As of December 31, 2014, two customers accounted for 36% and 13%, of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. During the three and nine months ended September 30, 2015, the Company recorded an adjustment of $38,673 to reduce the cost of certain products to its estimated net realizable value which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. The following table summarizes inventories as of the dates presented:

	As of
	September 30, 2015	December 31, 2014
Finished goods	$908,230	$433,478
Raw materials and supplies	105,454	127,629
Total inventories	$1,013,684	$561,107

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets. The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended September 30, 2015 and 2014, depreciation expense was $27,043 and $23,399, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense was $76,578 and $48,261, respectively.

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

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $8,745 and $12,498 as of September 30, 2015 and December 31, 2014, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of September 30, 2015, the cost of the website development was $15,000 and the accumulated amortization was $6,255. As of December 31, 2014, the cost of the website development was $15,000 and the accumulated amortization was $2,502. For the three months ended September 30, 2015 and 2014, amortization expense was $1,251 and $1,251, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $3,753 and $1,251, respectively.

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility or comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicate that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

The Company accounts for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, the Company estimates the fair value of unvested stock options each reporting period using the fair value of the Company’s common stock or the fair value of the services, based on which amount represents a more reliable measure of the cost incurred.

Earnings per share

Basic net earnings per common share is computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be antidilutive. For the three and nine months ended September 30, 2015 there were 194,667 options and 138,250 warrants excluded from the computation of earnings per share because they were anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09 - Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, for public companies, and for annual periods beginning after December 15, 2018 and interim periods within those annual periods, for private companies. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's financial statements.

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

In August 2014, the FASB issued Accounting Standard Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” related to disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's financial statements.

In July 2015, the FASB issued Accounting Standards Update ("ASU") 2015-11, “Simplifying the Measurement of Inventory”, which changed the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company is currently evaluating the impact of this standard on its financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans, Note 4 – Commitments and Contingencies, and Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements.

NOTE 3 – LOANS PAYABLE

Cullen Loans

On November 19, 2013, the Company and Cullen entered into a loan agreement (the “Cullen Loan Agreement”). Pursuant to the Cullen Loan Agreement, Cullen loaned the Company $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan the Company an additional $600,000. The Cullen Loan Agreement also required that the Company utilize $450,000 of the loan to repay the Line of Credit – Member. On December 5, 2013, Cullen exercised its option and extended to the Company an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, the Company received $300,000 as proceeds from an additional loan from Cullen with interest at 6% per annum and a maturity of August 31, 2014. The maturity date of the Cullen Loans have been extended until March 15, 2016. These Cullen loans are secured by the accounts receivable and inventory of the Company. On March 26, 2015, the Company received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. On May 27, 2015, the Company consummated the Mergers. In connection with the Mergers, $1,500,000 principal amount of the loans were forgiven and the remaining $250,000 principal amount of the loans eliminate upon consolidation.

Nortle Loan

On August 26, 2013, the Company and Nortle Holdings Limited (“Nortle”) entered into a loan (“Nortle Loan”) and option agreement (“Nortle Option Agreement”). The Nortle Loan was secured by the inventory and accounts receivable of the Company. The Nortle Loan provided for Nortle to lend the Company an aggregate of $200,000, bearing interest at 6% per annum. The Nortle Loan and all accrued interest thereon, was due and payable on August 31, 2014. The Nortle Option Agreement provided that through October 18, 2013, Nortle had the option to loan the Company an additional $300,000, on the same terms as the Nortle Loan (“Nortle Option”). In the event that Nortle did not exercise the Nortle Option by October 18, 2013, then on such date, the interest rate on the existing loan with Nortle would increase to 12% per annum for the remaining term. Due to the fact that the Nortle Option to advance additional funds was not exercised, the interest rate was increased to 12% per annum. On June 25, 2014, Nortle converted its loan and accrued interest of $217,951 into 9,103 voting units in LIBB prior to the reverse merger.

Ivory Castle Loan

On April 22, 2014, the Company and Ivory Castle Limited (“Ivory Castle”) entered into a loan (“Ivory Castle Loan”). The Ivory Castle Loan provided for Ivory Castle to lend the Company an aggregate of $1,300,000 bearing interest at 6%. The Ivory Castle Loan, together with accrued interest, was due and payable on August 31, 2014. On June 25, 2014, Ivory Castle’s loan and accrued interest of $1,309,107 was converted into 54,675 voting units in LIBB prior to the reverse merger.

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

Bass Properties LLC

On April 28, 2015, the Company received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of the Company. This note bears interest at 10% per annum and matures on July 31, 2016. On June 30, 2015, the note and accrued interest of $152,425 were converted into 38,107 shares of common stock.

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

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd., for several claims including breach of contract and fraud occurring during 2014. The Company is seeking damages of $10,000,000. Revolution Marketing has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000.  Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the parties are awaiting the court’s decision. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. LIBB management and legal counsel believes it is too early to determine the probable outcome of this matter.

On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and a director of the Company. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. In addition, the Company agreed to indemnify Mr. Vassilakos for any expenses he incurred in connection with this litigation. The Company currently does not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material.

On July 31, 2015, we entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, we agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. As of September 30, 2015, $290,000 was included in accounts payable in the condensed consolidated balance sheets related to this matter. During October 2015, the Company paid Madwell $50,000 towards the balance. The remaining payments are due in three equal monthly installments of $80,000 through December 31, 2015.

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. Commissions to these brokers currently range from 2-5% of sales.

Employment Agreements

On May 27, 2015, the Company entered into employment agreements with Messrs. Thomas, Dydensborg and Meehan to serve as Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, respectively. Each has a term of two years except the agreements with Messrs. Dydensborg and Meehan provide that either the Company’s or the executive can terminate the agreement with six months’ advance notice (or three months’ advance notice, in the case of Mr. Meehan). The employment agreements will provide for Messrs. Thomas, Dydensborg and Meehan to receive base salaries of $150,000, $130,000 and $120,000. Additionally, each is entitled to an incentive bonus at the discretion of the Board of Directors of up to 50%, 40% and 25% of such individual’s base salary, respectively.

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

Consulting Agreements

On June 17, 2015, the Company announced that it had determined to explore potential opportunities in expanding the business into alcoholic beverages. In connection with the proposed expansion, the Company engaged Julian Davidson as a consultant to spearhead this new initiative. The Company will reimburse Julian Davidson for reasonable business expenses. In the event the Company raises $10,000,000, Julian Davidson would become an employee of the Company.

During the three months ended September 30, 2015, the Company entered into agreements with three members of its Advisory Board. Upon signing the agreement, each Advisory Board Member was entitled to receive 7,500 shares of common stock, at $4.00 per share, which will be issued on December 31, 2015. During the three and nine months ended September 30, 2015, the Company incurred $90,000 in costs, which are included in general and administrative expenses in the condensed consolidated statements of operations. For each year of service after December 31, 2015, the Advisory Board members will be entitled to receive $30,000 worth of common stock and $12,000 in cash on an annual basis. In addition, the members will be entitled to reimbursement of expenses and $1,000 for each meeting attended. The agreements can be terminated by either party with 30 days notice.

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

On June 30, 2015, the Company received gross proceeds of $370,544 through the issuance of 92,636 shares of common stock Bass Properties LLC.

On June 30, 2015, the Company issued 9,038 shares of common stock to vendors in payment of accounts payable balances of $36,150.

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

On September 30, 2015, the Company sold an aggregate of 72,750 units at a price of $4.00 per unit. The sale was part of a private placement of up to $3,000,000 of units (the “Offering ”) being conducted by the Company on a “best efforts” basis through a placement agent (the “ Placement Agent ”). The Offering will terminate on the earlier of the sale of the full $3,000,000 and October 30, 2015. The Company sold an aggregate of 65,500 units in the Offering on September 17, 2015. Accordingly, the Company has received gross proceeds of $553,000. In addition, the Company incurred $186,884 in costs related this capital raise for total net proceeds of $366,116. Included in the raise were 6,250 units issued to a member of the Board of Directors, 6,250 units issued to the CEO and member of the Board of Directors, 22,500 units issued to Ivory Castle Limited, and 15,000 units issued to Bass Properties LLC.

The units consist of one share of the Company’s common stock and one warrant. The units are separable immediately upon issuance and are issued separately as shares of common stock and warrants.

Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, commencing immediately and expiring on September 17, 2018. The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to standard anti-dilution provisions. The shares will be issued pursuant to an exemption from registration. The Company, at its option, may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, if (i) the closing price per share of the common stock is at least $10.00 for 30 consecutive trading days ending on the third business day prior to the notice of redemption or (ii) the common stock is listed for trading on a national securities exchange and the closing price per share of common stock on the first day of trading on such exchange is at least $7.50. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The Placement Agent is entitled to a commission equal to (a) 10% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent, and (b) 5% of the aggregate purchase price from the units sold to investors that were not introduced to the Company by the Placement Agent. In addition, the Company will pay the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent. At the final closing, the Placement Agent also will receive warrants to purchase a number of shares of the Company’s common stock equal to 10% of the total shares included in the units sold in the Placement, with an exercise price of $4.50 per share. Furthermore, if the Company sells the full $3,000,000 of units in the Placement, for the 12 month period commencing on the final closing of the Placement, the Placement Agent will have a right of first refusal to act as passive bookrunner with respect to any proposed underwritten public distribution or private placement of the Company’s securities. The Company also previously paid the Placement Agent a $15,000 commitment fee. The Company has accrued or paid to the Placement Agent an aggregate of $70,090 in commissions. In addition, the Company accrued the value of the 13,825 warrants based upon 10% of the securities issued through September 30, 2015. The value of the accrual of $97,969 was determined using the Black-Scholes method utilizing the $9.75 stock price, a dividend yield of 0%, expected volatility of 68%, a risk free interest rate of 1.37%, and a life of five years.

NOTE 6 – STOCK OPTIONS

On May 27, 2015, the Company’s board of directors adopted the 2015 Long-Term Incentive Equity Plan (“2015 Stock Option Plan”). The 2015 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved under the Plan are 466,667.

On May 27, 2015, as part of their employment agreements, the Company granted the officers of the Company and Mr. Panza, options to purchase 194,667 shares at an exercise price of $3.75 which are exercisable until May 26, 2020. These options vest on a quarterly basis over the two year period from the date of issuance.

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-

Granted	194,667	$3.75	$6.22
Exercised	-	$-	$-
Expired, forfeited or cancelled	-	$-	$-

Outstanding at September 30, 2015	194,667	$3.75	$6.22	4.7	$1,168,002
Exerciseable at September 30, 2015	24,333	$3.75	$6.22	4.7	$146,000

As of September 30, 2015, there was a total of $1,002,514 of unrecognized compensation arrangements granted related to unvested options. The cost is expected to be recognized through 2017 over a weighted average period of 1.65 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. For the three months and nine months ended September 30, 2015, the Company recorded stock based compensation expense of $151,354 and $207,949 respectively.

The Black Scholes method option pricing model was used to estimate fair value as of the date of grants during 2015 using the assumptions: a stock price of $8.70, a dividend yield of 0%, expected volatility of 79%, a risk free interest rate of 0.99%, and an expected life of 3.25 years. The simplified method was used to determine the expected life as the granted options as the options were considered to be plain-vanilla options.

NOTE 7 – STOCK WARRANTS

On September 17, 2015 and September 30, 2015, the Company issued warrants to purchase 65,500 and 72,750 shares of common stock (See Note 5 – Stockholders’ Equity) which are all exerciseable.

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2015	-	$-	-

Issued	138,250	$6.00	3.0
Expired	-	$-	-
Forfeited	-	$-	-

Outstanding September 30, 2015	138,250	$6.00	3.0

NOTE 8 – MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2015, one customer accounted for 10% of net sales, respectively. For the three months ended September 30, 2014, three customers accounted for 32%, 16%, and 13% of the Company’s net sales.

For the nine months ended September 30, 2015, no customers accounted for greater than 10% of the Company’s net sales. For the nine months ended September 30, 2014, three customers accounted for 37%, 14%, and 15% of the Company’s net sales.

For the three months ended September 30, 2015 and 2014, the largest vendors represented approximately 80% (three vendors) and 71% (three vendors) of purchases, respectively. For the nine months ended September 30, 2015 and 2014, the largest vendors represented approximately 82% (four vendors) and 69% (three vendors) of purchases, respectively. As of September 30, 2015, 15% of our accounts payables were with one vendor from whom the Company purchases inventory.

NOTE 9 - RELATED PARTIES

The Company recorded revenue related to shipments of inventory to two entities whose owners became employees of the Company during 2014. For the three months ended September 30, 2015 and 2014, sales to these related parties were $3,945 and $20,182, respectively. For the nine months ended September 30, 2015 and 2014, sales to these related parties were $35,140 and $75,188, respectively. As of September 30, 2015, accounts receivable from these customers were $18,854. As of December 31, 2014, accounts receivable from these customers were $25,829.

The Company recorded revenue related to shipments of inventory to an entity whose owner became an employee of the Company during 2015. For the three months ended September 30, 2015, sales to this related party were $742. For the nine months ended September 30, 2015, sales to this related party were $11,716. As of September 30, 2015, accounts receivable from this customer was $51,915.

In addition, the Company recorded revenue related to shipments of inventory to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended September 30, 2015 and 2014, sales to this related party were $1,512 and $1,924, respectively. For the nine months ended September 30, 2015 and 2014, sales to this related party were $4,373 and $5,053, respectively. As of September 30, 2015 and December 31, 2014, there was $1,653 and $1,326, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2015, the Company accrued $60,000 in expenses related to fees payable to the Company’s Board of Directors, which is included in general and administrative expenses in the condensed consolidated statements of operations. The non-employee members of the Board of Directors will receive $30,000 worth of stock for their services on December 31, 2015.

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of September 30, 2015 accounts payable to these parties were $47,414.

On August 21, 2014, the Company entered into a loan agreement with Philip Thomas for $30,000. The loan bears interest at 6% and had an original maturity date of August 31, 2014. On August 30, 2014, the loan was extended to October 15, 2014. On October 15, 2014, the Company repaid the full amount of the loan together with accrued interest.

NOTE 10 – SUBSEQUENT EVENTS

On October 23, 2015 and October 30, 2015, the Company received total gross proceeds of $70,000 through the issuance of 17,500 shares of common stock and warrants to purchase 17,500 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us”, or “our” or to “our company” or “the Company” refer to Long Island Iced Tea Corp., a holding company, and its wholly owned subsidiaries, including Long Island Brand Beverages LLC (“LIBB”) and Cullen Agricultural Holding Corp. (“Cullen”).

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report, in Item 1A of Part II of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 and in the “Risk Factors” section of the final proxy statement/prospectus dated May 1, 2015 (the “Proxy Statement/Prospectus”) that forms a part of our registration statement on Form S-4 (File No. 333-201527). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Commencing on August 10, 2015 and ending on October 30, 2015, we conducted a “best efforts” private placement of up to $3,000,000 of units (the “Offering”), at a price of $4.00 per unit, through a placement agent (the “Placement Agent”). During the Offering, we sold an aggregate of 155,750 units for total gross proceeds of $623,000. The units consisted of one share of our common stock (or an aggregate of 155,750 shares) and one warrant (or an aggregate of 155,750 warrants). The units were separable immediately upon issuance and were issued separately as shares of common stock and warrants.

Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $6.00 per share, commencing immediately and expiring on September 17, 2018. The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to standard anti-dilution provisions. We may call the warrants for redemption, at our option, in whole and not in part, at a price of $0.01 per warrant, if (i) the closing price per share of the common stock is at least $10.00 for 30 consecutive trading days ending on the third business day prior to the notice of redemption or (ii) the common stock is listed for trading on a national securities exchange and the closing price per share of common stock on the first day of trading on such exchange is at least $7.50. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

Pursuant to the subscription agreement entered into with each of the investors in the Offering, the investors have certain “piggyback” registration rights covering the resale of the shares of common stock included in the units and the shares of common stock underlying the warrants.

We incurred fees paid or to be paid in cash to the Placement Agent in connection with the Offering of $15,000 as a commitment fee, $51,800 in commissions and $16,890 as a non-accountable expense allowance. In addition, at the final closing, we will issue the Placement Agent a warrant to purchase 15,575 shares of our common stock at an exercise price of $4.50 per share. As we did not sell the full $3,000,000 of units in the Offering, the Placement Agent will not have a right of first refusal in connection with future offerings by us.

Strategic Advisory Board

The Company has established a Strategic Advisory Board of business and industry professionals to help guide the Company’s business and market development. The advisory board is initially comprised of Tom Cardella, John Carson and Dan Holland.

OTCQB Trading

On October 1, 2015, our common stock was verified for trading on the OTCQB Venture Market.

Highlights

We generate income through the sale of our iced teas. The following are highlights of our operating results for the three and nine months ended September 30, 2015:

•	Net sales. During the nine months ended September 30, 2015, we had net sales of $1,397,244, a decrease of $112,957 over the nine months ended September 30, 2014. During the three months ended September 30, 2015, we had net sales of $456,787, a decrease of $126,169 over the three months ended September 30, 2014. The primary drivers of these changes were decline in our sales to Costco from the prior year as our product was not carried in Costco’s product line, and we performed fewer road shows in the current year.

•	Margin. Our margin increased by 6% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Our margin also increased by 2% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The primary reason for the increase was the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues during the first quarter of 2015, which resulted in a reduction of the cost of the inventory affected by the production issues. Our ability to sell this inventory has resulted in improved margins. These positive impacts were partially offset by the addition of smaller margin gallon containers to the product line. In addition, during the three and nine months ended September 30, 2015, we recorded an adjustment of $38,673 to reduce the cost of our gallons to the estimated net realizable value.

•	Operating expenses. During the nine months ended September 30, 2015, our operating expenses were $2,258,980, a decrease of $482,009 as compared to the nine months ended September 30, 2014. During the three months ended September 30, 2015, our operating expenses were $1,017,999, an increase of $114,692 as compared to the three months ended September 30, 2014. Our decrease in operating expenses for the nine month period related primarily to decreased advertising and other marketing expenses as a result of the cost of our marketing campaigns for 2015 as well as decreased costs related to the performance of our roadshows at Costco as compared to the prior year. These decreases for the three month ended September 30, 2015, were primarily offset by costs for stock based compensation and other fees related to the Board of Directors and the Advisory Board.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes. During the nine months ended September 30, 2015, our cash flows used in operations were $2,016,316 and our net cash provided by financing activities was $1,951,876. We had working capital of $215,409 as of September 30, 2015.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

•	We believe that using various marketing tools, which may include significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

•	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

•	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations. During the year ended December 31 2014, from April through September, we sold to Costco both at road shows as well as in Costco’s product line, which represented 32% of the Company’s sales. While the Company performed road shows at Costco through September 2015, sales to Costco decreased from approximately $562,000 for the nine months ended September 30, 2015 to $118,000 for the nine months ended September 30, 2014. This was due to the fact that for the nine months ended September 30, 2014, we performed more road shows and product demonstrations than during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014 we were sold in Costco’s product line, while our product was not sold in Costco’s regular product line during the nine months ended September 30, 2015. We are currently not performing road shows at Costco, and our product is not currently part of Costco’s regular product line.

•	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

•	We are currently involved in litigation. Please refer to Item 1 of Part II of this quarterly report. There are no assurances that there will be successful outcomes to these matters.

•	We developed a gallon product line featuring four of our existing flavors in May 2015. The Company’s gross margins are minimal on this product. As a result of the minimal gross margins and the expenses related to delivery of the product to the end customers, during the nine months ended September 30, 2015, we recorded an adjustment of $38,673 to reduce the cost of our gallons to the estimated net realizable value.

•	We are exploring potential opportunities to expand our business to include alcoholic beverages. This expansion may require a substantial investment of resources and management time, and there can be no assurances that our efforts will be successful.

Please refer to the “Risk Factors” section of the Proxy Statement/Prospectus and Item 1A of Part II of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 for additional information about risks and uncertainties facing the Company.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that, of our significant accounting policies (see Note 2 of the financial statement included in this quarterly report), the following policies are the most critical.

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

Business Combination

For accounting purposes, the Business Combination was treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the Company shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Results of Operations

Comparison of the nine months ended September 30, 2015 and September 30, 2014

	For the Nine Months Ended September 30,
	2015	2014

Net sales	$1,397,244	$1,510,201
Cost of goods sold	1,104,723	1,284,933
Gross profit	292,521	225,268

Operating expenses:
General and administrative expenses	1,264,436	764,638
Selling and marketing expenses	994,544	1,976,351
Total operating expenses	2,258,980	2,740,989

Operating Loss	(1,966,459)	(2,515,721)

Other expenses:
Other expense	(3,327)	-
Interest expense	(47,056)	(86,190)
Total other expenses	(50,383)	(86,190)

Net loss	$(2,016,842)	$(2,601,911)

Net Sales and Gross Profit

Net sales for the nine months ended September 30, 2015 decreased by $112,957, or 7%, to $1,397,244 as compared to $1,510,201 for the nine months ended September 30, 2014. The sales decreased primarily as a result of decreased sales to Costco from approximately $562,000 for the nine months ended September 30, 2014 to $118,000 for the nine months ended September 30, 2015. This was due to the fact that for the nine months ended September 30, 2014, we performed more road shows and product demonstrations. In addition, during the nine months ended September 30, 2014 we were sold in Costco’s product line. During the nine months ended September 30, 2015, our product was not sold in Costco’s regular product line. These decreases were offset by increases in sales as a result of the Company’s focus on increasing brand recognition and expanding its customer base through the utilization of new distributors particularly in the New Jersey, Philadelphia, Florida, Virginia, and New England areas. We also began to sell gallons during May 2015, which contributed to the offset of our overall decline in sales during the nine month period. Sales of our gallons were approximately $156,000 during the nine months ended September 30, 2015.

Gross profit increased by $67,253, or 30%, from $225,268 for the nine months ended September 30, 2014 to $292,521 for the nine months ended September 30, 2015. Gross profit percentage increased by 6% from 15% for the nine months ended September 30, 2014 to 21% for the nine months ended September 30, 2015. The primary reason for the increase was due to the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive impact of $28,477 on our gross profit. The Company maintained this inventory, and as a result, sales of this inventory over the remainder of this fiscal year resulted in a positive impact on our margins which may not be indicative of future results. Our margins were also positively impacted by the fact that in some regions we were selling directly to retailers which resulted in higher case prices. These increases in our margins were offset by the sales of our gallon product line, which have lower gross margins. In addition, during the nine months ended September 30, 2015, we recorded an adjustment of $38,673 to reduce the cost of our gallons to the estimated net realizable value, which further offset the increase in our margins.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2015 increased by $499,798, or 65%, to $1,264,436 as compared to $764,638 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, costs incurred related to our Board of Directors and Advisory Board were $150,000, which consisted of fees to be paid in common stock to the directors and Advisory Board members at December 31, 2015, as compared to $0 during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company’s general and administrative salaries increased by $175,299 as compared to the nine months ended September 30, 2014. This was primarily the result of officers’ salaries including the Chief Executive Officer and Chief Accounting Officer of the Company. In addition, the Company incurred $145,279 in stock based compensation expense that was allocated to general and administrative expenses during the nine months ended September 30, 2015. In addition, there were increases in insurance expense of $30,897 primarily related to our directors and officers insurance. Depreciation and amortization expense increased by $30,819 primarily as a result of increased capital expenditures in the prior year related to display items such as wood racks and refrigerators as well as automobiles and trucks. SEC filing expenses, stock transfer fees, and other filing fees also increased by $39,427, primarily as a result of the fact that the Company became a public entity on May 27, 2015. The remaining increase in general and administrative expenses was caused primarily by increases in rent, travel, and other administrative costs.

These increases were offset by decreases in accounting fees of $127,794 primarily related to the accounting and audit services needed in the prior year period to prepare for the Business Combination.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2015 decreased by $981,807, or 50%, to $994,544 as compared to $1,976,351 for the nine months ended September 30, 2014. Selling and marketing expenses decreased largely due to decreased advertising expenses from $674,746 for the nine months ended September 30, 2014 to $155,623 for the nine months ended September 30, 2015. In addition, the costs to perform road shows and product demonstrations, including staff and sample expenses at these shows, decreased by approximately $244,391 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This was due to the fact that we performed fewer road shows and product demonstrations during the period along with the fact that they were mainly staffed in house during the current year. Selling salaries also declined by $228,666 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In addition the Company’s selling and marketing expenses decreased due to the fact that the Company changed the style of its labels in 2014. As a result, design costs decreased by $46,956. These declines in selling expenses were offset primarily by increases in freight of $38,634 and stock based compensation allocated to selling expenses of $62,670.

Other expense

Other expense, which consisted primarily of interest expense, for the nine months ended September 30, 2015 decreased by $35,807, or 42%, to $50,383 as compared to $86,190 for the nine months ended September 30, 2014. Interest expense decreases were the result of reduced borrowing during the nine months ended September 30, 2015 primarily related to the closing of the Business Combination and the related cancellation of debt with Cullen.

Comparison of the three months ended September 30, 2015 and September 30, 2014

	For the Three Months Ended September 30,
	2015	2014

Net sales	$456,787	$582,956
Cost of goods sold	392,606	513,226
Gross profit	64,181	69,730

Operating expenses:
General and administrative expenses	646,788	306,608
Selling and marketing expenses	371,211	596,699
Total operating expenses	1,017,999	903,307

Operating Loss	(953,818)	(833,577)

Other expenses:
Other expense	-	-
Interest expense	(872)	(23,845)
Total other expenses	(872)	(23,845)

Net loss	$(954,690)	$(857,422)

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2015 decreased by $126,169, or 22%, to $456,787 as compared to $582,956 for the three months ended September 30, 2014. The primary reason for the decreased sales was the decrease in the Company’s sales to Costco. Sales decreased from approximately $188,000 for the three months ended September 30, 2014 to $42,000 for the three months ended September 30, 2015. This was due to the fact that during the three months ended September 30, 2014, we performed more road shows and product demonstrations. In addition, during the three months ended September 30, 2014, we were sold in Costco’s product line. During the three months ended September 30, 2015, our product was not sold in Costco’s regular product line. These sales were offset by the focus on increasing brand recognition and expanding our customer base through the utilization of new distributors particularly in the New Jersey, Philadelphia, Florida, and Virginia areas. However, during the third quarter of 2015 our sales were negatively impacted by one of our significant retailers filing for Chapter 11 bankruptcy. We also began to sell gallons in May 2015, which contributed to sales. Sales of our gallons were approximately $86,000 during the three months ended September 30, 2015.

Gross profit decreased by $5,549, or 8%, from $69,730 for the three months ended September 30, 2014 to $64,181 for the three months ended September 30, 2015. Gross profit percentage increased by 2% from 12% for the three months ended September 30, 2014 to 14% for the three months ended September 30, 2015. The primary reason for the increase was due to the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues during the first quarter of 2015. The cost of the inventory affected by these production issues was reduced by $91,523. The Company maintained this inventory, and as a result, our ability to sell this inventory improved our margins. Our ability to sell this inventory during the remainder of this fiscal year resulted in a positive impact on our margins which may not occur in future periods. Our margins were also positively impacted by the fact that in some regions we were selling directly to retailers which resulted in higher case prices. These increases in our margins were offset by the sales of our gallon product line which have lower margins. As a result, during the three months ended September 30, 2015, we recorded an adjustment of $38,673 to reduce the cost of our gallons to the estimated net realizable value.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 increased by $340,180, or 111%, to $646,788 as compared to $306,608 for the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company’s general and administrative salaries increased by $75,302 as compared to the three months ended September 30, 2014. In addition, the Company incurred $105,740 in stock based compensation expense that was allocated to general and administrative expenses during the three months ended September 30, 2015. This was primarily the result of officers’ salaries including the Chief Executive Officer and Chief Accounting Officer of the Company. In addition, the Company incurred $150,000 related to its Advisory Board and Board of Directors fees during the three months ended September 30, 2015. These increases were offset by decreases in accounting and legal fees of $47,011 primarily related to the accounting and audit services needed in the prior year period to prepare for the Business Combination. The remaining increase in general and administrative expenses was caused primarily by increases in SEC filing expenses, insurance, and other administrative costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2015 decreased by $225,488, or 38%, to $371,211 as compared to $596,699 for the three months ended September 30, 2014. Selling and marketing expenses decreased largely due to decreased advertising expenses from $226,555 for the three months ended September 30, 2014 to $29,130 for the three months ended September 30, 2015. In addition, the costs to perform road shows and product demonstrations, including staff and sample expenses at these shows, decreased by approximately $30,557 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This was due to the fact that we performed fewer road shows and product demonstrations during the period along with the fact that they were mainly staffed in house during the current year. There was also a decline in selling salaries of $74,316 during the three months ended September 30, 2015 as compared to the three month ended September 30, 2014. These decreases of $302,298 were offset by increases of $76,810 primarily relating to $45,614 related to stock based compensation which was allocated to selling and marketing expenses as well as other promotional fees.

Other expense

Other expense, which consisted primarily of interest expense, for the three months ended September 30, 2015 decreased by $22,973, or 96%, to $872 as compared to $23,845 for the three months ended September 30, 2014. Interest expense decreases were the result of reduced borrowing during the nine months ended September 30, 2015 primarily related to the closing of the Business Combination and the related cancellation of debt with Cullen.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital of $215,409 as of September 30, 2015. We believe that as a result of a commitment for financing from a stockholder and our working capital as of September 30, 2015 that our cash resources will be sufficient to fund our net cash requirements through September 30, 2016.

The following is an overview of our borrowings as of September 30, 2015:

Description of Debt	Holder	Interest Rate	Balance as of September 30, 2015
Automobile loans	Various	3.59% to 10.74%	$60,693

On August 26, 2013, LIBB and Nortle entered into a loan (“Nortle Loan”) and option agreement (“Nortle Option Agreement”). The Nortle Loan was secured by the inventory and accounts receivable of LIBB. The Nortle Loan provided for Nortle to lend the Company an aggregate of $200,000, bearing interest at 6% per annum. The Nortle Loan and all accrued interest thereon, were due and payable on August 31, 2014. The Nortle Option Agreement provided that through October 18, 2013, Nortle had the option to loan LIBB an additional $300,000, on the same terms as the Nortle Loan (“Nortle Option”). In the event that Nortle did not exercise the Nortle Option by October 18, 2013, then on such date, the interest rate on the existing loan with Nortle would increase to 12% per annum for the remaining term. Due to the fact that the Nortle Option to advance additional funds was not exercised, the interest rate was increased to 12% per annum. On June 25, 2014, Nortle converted its loan and accrued interest of $217,951 into equity interests of LIBB. Such equity interests were converted into shares of our common stock in the Business Combination.

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

On April 22, 2014, LIBB received $1,300,000 from the proceeds of a loan from Ivory Castle, bearing interest at 6% per annum and with a maturity of August 31, 2014. Interest was payable upon maturity of the loan. The agreement also included provisions whereby the Company agreed to enter into a good faith negotiation for the purchase of membership interests by Ivory Castle. On June 25, 2014, Ivory Castle converted its loan and accrued interest of $1,309,107 into equity interest in LIBB. Such equity interests were converted into shares of our common stock in the Business Combination.

On September 26, 2014, LIBB raised $194,504, net of costs of raising capital of $5,468, as a result of the sale of equity interests. Such equity interests were converted into shares of our common stock in the Business Combination.

From October 1, 2014 through December 5, 2014, LIBB raised an additional $702,007 as a result of the issuance of equity interests. Such equity interests were converted into shares of our common stock in the Business Combination.

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

On May 27, 2015, we completed the Business Combination contemplated by the Merger Agreement. Prior to the closing of the Business Combination, we were a wholly-owned subsidiary of Cullen formed solely for the purpose of consummating the Business Combination, LIBB was a private operating company and Cullen was a public company seeking alternative strategic opportunities in all industries and regions in an effort to maximize stockholder value. Upon the closing of the Business Combination, we became the new public company and Cullen and LIBB became wholly-owned subsidiaries of ours. As a result of the consummation of the Business Combination, we gained access to the cash held by Cullen of $120,841. Under the Merger Agreement, upon consummation of the Business Combination, the holders of the LIBB membership interests received 2,633,334 shares of Company common stock, subject to adjustment based on LIBB’s and Cullen’s net working capital at the closing. On July 16, 2015, the payment of the net working capital adjustment under the Merger Agreement was waived by the parties.

On June 30, 2015, we received net proceeds of $468,469 through the issuance of 117,636 shares of common stock.

On July 8, 2015, we received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

On September 17, 2015 and September 30, 2015, we raised total net proceeds (including direct costs included in accrued expenses) of $366,115 through the issuance of 163,250 shares of common stock and warrants to purchase 163,250 shares of common stock as part of the Offering (as described above under “Recent Developments—Private Placements”). In addition, on October 23, 2015 and October 30, 2015, we received additional gross proceeds of $70,000 through the issuance of an additional 17,500 shares of common stock and warrants to purchase 17,500 shares of common stock in the Offering.

In order to execute our long-term growth strategy, including the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $2,016,316 for the nine months ended September 30, 2015 as compared to net cash used in operating activities of $2,066,664 for the nine months ended September 30, 2014. Cash used in operating activities for the nine months ended September 30, 2015 was primarily the result of the net loss of $2,016,842. Cash used in operating activities for the nine months ended September 30, 2014 was primarily the result of the net loss of $2,601,911. The effect of our net losses on our cash flows were reduced by the increases in inventory and accounts receivable which were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $65,036 for the nine months ended September 30, 2015 as compared to $200,834 for the nine months ended September 30, 2014. Cash used in investing activities pertained primarily to the purchase of display items, trucks, and automobiles during these periods.

Net cash provided by financing activities

Net cash provided by financing activities was $1,951,876 for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $1,818,001 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, and prior to the Business Combination, we received additional proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, LIBB received loans totaling $550,000 from two of our stockholders, Bass Properties LLC and Ivory Castle Limited. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $568,468 through the issuance of 142,636 shares of common stock. In addition, the Company received net proceeds of $475,885 through the issuance of common stock and warrants during the nine months ended September 30, 2015. These proceeds were offset by repayments of the Company’s automobile loans of $13,318. During the nine months ended September 30, 2014, LIBB received $1,300,000 in loans from Ivory Castle and $300,000 in loans from Cullen which were converted into membership interests in LIBB. LIBB also raised net proceeds of $194,504 through the sale of membership interests. In addition, the Company raised $30,000 from a promissory note with its managing member which was repaid in October 2014. Lastly, cash flows from financing activities consisted of repayments of automobile loans of $6,503.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

During the nine months ended September 30, 2015, the following material changes occurred in the Company’s contractual obligations: As a result of the Business Combination, pursuant to which Cullen and LIBB became subsidiaries of the Company, LIBB’s contractual obligations related to $1,500,000 in debt from Cullen were cancelled.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Accounting Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2015 due to a material weakness in our internal control over financial reporting as described below.

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

In addition, we are involved in the following legal actions:

Revolution Marketing, LLC . On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York in an action entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd.. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. LIBB management and legal counsel believe it is too early to determine the probable outcome of this matter.

Madwell LLC . On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and a director of the Company. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. In addition, we agreed to indemnify Mr. Vassilakos for any expenses he incurred in connection with this litigation. We currently do not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material. On July 31, 2015, we entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, we agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. As of September 30, 2015, $290,000 was included in accounts payable in the condensed consolidated balance sheets related to this matter. During October 2015, the Company paid Madwell $50,000 towards the balance. The remaining payments are due in three equal monthly installments of $80,000 through December 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the “ Risk Factors ” section of the Proxy Statement/Prospectus and in Item 1A of Part II of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015, which are incorporated herein by reference. In addition to the information in this quarterly report, the risk factors disclosed in the Proxy Statement/Prospectus and in our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2015 and October 30, 2015, we sold an aggregate of 17,500 units in the Offering to certain accredited investors, at a price of $4.00 per unit, for aggregate gross proceeds of $70,000. We previously sold an aggregate of 138,250 units in the Offering for aggregate gross proceeds of $553,000. Accordingly, the Company received total gross proceeds of $623,000 in Offering . The units consisted of one share of our common stock and one warrant. The units were separable immediately upon issuance and were issued separately as shares of common stock and warrants. The material terms of the Offering, including the terms of the warrants and the commissions and other compensation of the Placement Agent, are described in Item 2 of Part I of this quarterly report, and such description is incorporated herein by reference. The Offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. The Offering was made solely to accredited investors without the use of any general solicitation or general advertising.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Settlement Agreement, dated as of July 31, 2015, by and among Madwell LLC, Long Island Brand Beverages LLC, Philip Thomas and Paul Vassilakos.

10.2	Form of Subscription Agreement.

10.3	Form of Warrant.

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Accounting Officer

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2015

LONG ISLAND ICED TEA CORP.

By:  /s/ James Meehan

Name: James Meehan

Title: Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Settlement Agreement, dated as of July 31, 2015, by and among Madwell LLC, Long Island Brand Beverages LLC, Philip Thomas and Paul Vassilakos.

10.2	Form of Subscription Agreement.

10.3	Form of Warrant.

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Accounting Officer

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document