Form 10-K
period 2015-12-31
Long Island Iced Tea Corp.
filed 2016-03-22
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55448

LONG ISLAND ICED TEA CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2624098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

116 Charlotte Avenue, Hicksville, New York	11801
(Address of Principal Executive Offices)	(Zip Code)

(855) 542-2832

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, Par Value $0.0001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $7,098,070 (based on a closing price of $8.50 per share).

As of March 18, 2016, there were 4,873,332 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless otherwise stated, as used herein, the terms the “Company” and “LIIT” and references to “we,” “us” and “our” refer collectively to Long Island Iced Tea Corp. and its wholly-owned subsidiaries, Long Island Brand Beverages LLC (“LIBB”) and Cullen Agricultural Holding Corp. (“Cullen”).

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7 of Part II of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended December 31st and the associated quarters, months and periods of those fiscal years.

PART I

ITEM 1.	BUSINESS.

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic Ready-to-Drink (“NARTD”) iced tea in the beverage industry. We are currently organized around our flagship brand Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components sold primarily on the East Coast of the U.S. through a network of national and regional retail chains and distributors. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options such as carbonated soft drinks (“CSDs”) towards alternative beverages such as iced tea.

In addition, we have begun exploring entry into the $215 billion U.S. alcohol industry, with the hope to establish ourselves as a multi-product alcoholic and non-alcoholic beverage company.

Corporate History

We were incorporated on December 23, 2014 in the State of Delaware.

On May 27, 2015, we closed the business combination (the “Business Combination”) contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of December 31, 2014 and amended as of April 23, 2015, by and among Cullen, the Company, Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, LIBB, Philip Thomas and Thomas Panza, who formerly owned a majority of the outstanding membership units of LIBB, and the other former members of LIBB executing a joinder thereto.

Prior to the closing of the Business Combination, we were a wholly-owned subsidiary of Cullen formed solely for the purpose of consummating the Business Combination, LIBB was a private operating company and Cullen was a public company seeking alternative strategic opportunities in all industries and regions in an effort to maximize stockholder value. Upon the closing of the Business Combination, we became the new public company and Cullen and LIBB became wholly-owned subsidiaries of ours. In addition, the historical financial statements of LIBB became our financial statements. As a result of the Business Combination, the business of LIBB became our business. Cullen is currently inactive and no significant operations are being undertaken by it as of the date of this Form 10-K.

Recent Developments

Credit Facility

On November 23, 2015, we entered into a Credit and Security Agreement (the “Credit Agreement”), as amended as of January 10, 2016, with LIBB, as the borrower, and Brentwood LIIT Inc., as the lender (the “Lender”). The Lender is controlled by Eric Watson, who immediately prior to the transactions beneficially owned more than 16% of our outstanding common stock. The Credit Agreement provides for a revolving credit facility (the “Credit Facility”) in an initial amount of up to $1,000,000, subject to increases as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (the “Facility Amount”). The loans under the Credit Agreement are evidenced by a promissory note (the “Lender Note”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and we may obtain further advances, subject to the approval of the Lender. The proceeds of the Credit Facility are to be used for the purposes disclosed in writing to the Lender in connection with each advance. The Lender may elect to convert the outstanding principal and interest under the Note into shares of our common stock at a conversion price of $4.00 per share. In addition, in connection with the establishment of the Credit Facility, we issued a warrant to the Lender (the “Lender Warrant”). The Warrant entitles the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision.

On March 17, 2016, the Lender approved further advances under the Credit Agreement. No later than March 24, 2016, LIBB will obtain a $250,000 advance (the “March Advance”) from the Lender and, no later than April 22, 2016, LIBB will obtain another $250,000 advance from the Lender (together with the March Advance, the “Advances”). In connection with the Advances, in accordance with the terms of the Credit Agreement, the Available Amount was increased by $500,000 to $1,500,000, which will be borrowed in full upon completion of the Advances. As a result of the Advances the Lender will be able to convert the Lender Note into an additional 125,000 shares of the Company’s common stock. The Credit Facility is described in more detail in Item 7 of Part II of this Form 10-K.

Expense Reimbursement Agreement

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our Chief Executive Officer and a director of ours, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines. The reimbursement agreement is described in more detail in Item 13 of Part III of this Form 10-K.

Private Placement

On November 24, 2015, we commenced a private placement offering (the “February Private Placement”) of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent acting on a “best efforts” basis. The units being offered consist of one share of common stock and one warrant (the “February Warrants”). As of March 14, 2016, we had sold an aggregate of 189,975 units (consisting of 189,975 shares of common stock and 189,975 February Warrants) for total gross proceeds of $759,900. The February Private Placement is described in more detail in Item 5 of Part II of this Form 10-K.

OTCQB Trading

On October 1, 2015, our common stock was verified for trading on the OTCQB Venture Marketplace, an “over-the-counter” marketplace which is designed for entrepreneurial and development stage U.S. and international companies.

Industry Opportunity

Non-Alcoholic Beverage Market

The U.S. non-alcoholic liquid refreshment beverage market consists of a number of different products, and carbonated soft drinks (“CSDs”) are the top selling beverage category. However, consumers are increasingly coming to view CSDs (typically caffeinated as well as high in sugar and preservatives) with disfavor. The CSD category declined 0.9% in 2014, 3% in 2013 and 1.2% in 2012. (Source: Beverage-Digest, “Special Issue: U.S. Beverage Results for 2014”, March 2015).

CSDs have historically dominated the non-alcoholic liquid refreshment beverage market and been primarily controlled by two industry giants, Coca-Cola and Pepsico. However, a number of beverages began to emerge in the 1990s as alternatives to CSDs as part of a societal shift towards beverages that are perceived to be healthier. The alternative beverage category of the market has resulted in the birth of multiple new product segments that include sports drinks, energy drinks and NARTD teas.

According to a 2014 IBISWorld industry report, the U.S. NARTD tea segment was expected to have $5.3 billion of revenues in 2014, a 3.3% increase from the prior year and a 6.1% annualized growth rate over the last five years (2009 – 2014) (Source: IBISWorld Industry Report OD4297, “RTD Tea Production in the US”, December 2014). The industry report also forecasted an annualized revenue growth rate of 10.2% over the following five years, with revenues reaching $8.6 billion in 2019.

Consumers were expected to show special interest in healthier versions of NARTD teas, preferring all natural and diet teas.

Products and Services Segmentation 2014 ($5.3bn)

All-Natural Tea	36.1%
Diet Tea	25.8%
Fruit-Flavored Tea	20.2%
Organic Tea	10.3%
Herbal Tea	7.6%

(Source: IBISWorld Industry Report OD4297, “RTD Tea Production in the US”, December 2014)

Potential Expansion into Alcoholic Beverage Market

We have begun exploring the development, production, marketing and distribution of alcoholic beverages, to augment our current NARTD tea business. We have engaged Julian Davidson as a consultant, who has several years experience in alcohol industry, to help evaluate the opportunity.

The alcohol beverage market consists of beer, cider/perry, ready-to-drink/high-strength premixes, spirits and wine. The total sales of U.S. alcohol beverage market reached $215 billion in 2014, growing at a 3.3% CAGR from 2009 to 2014. Of that $215 billion, 46.8% was from beer, 1.0% from cider/perry, 2.5% from ARTDs/high-strength premixes, 30.5% from spirits and 19.2% from wine. (Source: Euromonitor).

Our Products

Long Island Iced Tea was first launched in the New York metro market by LIBB in July 2011, positioning itself as a premium iced tea beverage offered at an affordable price. We help differentiate ourselves from competitors with a proprietary recipe and quality components. Long Island Iced Tea is a 100% brewed tea, using black tea leaves and purified water via reverse osmosis. It is gluten-free, free of GMOs (genetically modified organisms) and certified Kosher with no artificial colors or preservatives.

Long Island Iced Tea is currently produced and bottled in the U.S. Northeast. This production in the Northeast, combined with its “Made in America” tag-line and brand name, all improve its credentials as a part of the local community from which we take our name.

We have developed ten flavors of Long Island Iced Tea in an effort to ensure that our products meet the desired taste preferences of consumers. Regular flavors, which use natural cane sugar as a sweetener, include lemon, peach, raspberry, green tea & honey, half tea & half lemonade, guava, mango, and sweet tea. Diet flavors, which use sucralose (generic Splenda) instead of natural cane sugar as a sweetener, include diet lemon and diet peach. These flavors are available in twelve and twenty four packs of 20 ounce polyethylene terephthalate bottles.

We have also recently developed three twenty-four pack of sixty calorie flavors that are served in twelve ounce bottles. The sixty calorie flavors have reduced sugar content and include mango, peach, and raspberry. During May 2015, we launched four flavors, including lemon, peach, mango, and green tea and honey, which are served in gallon containers. During February 2016, we also launched sweet tea, which is also served in a gallon container.

The NARTD tea market is a crowded space and as a result we believe in pricing our products competitively. We highlight to consumers our premium qualities and components that are available at an affordable price. The suggested retail price for a 20 ounce bottle of Long Island Iced Tea is $1.00 to $1.50 and the suggested retail price for a 12 ounce bottle is $1.00 to $1.25. The suggested retail price for our gallon containers is $2.99 to $3.49.

From time to time, we also explore and test market potential new NARTD products that may contribute to our operating performance.

Our Competitive Strengths

We believe that a differentiated brand will be a key competitive strength in the NARTD tea segment. Key points of differentiation for Long Island Iced Tea include:

•	Immediate global recognition of the “Long Island Iced Tea” phrase associated with the cocktail;

•	A better and bolder tasting bottled iced tea as a result of premium ingredients that include natural cane sugar (sucralose for diet flavors), hot-filled using black and green tea leaves;

•	Strong Northeast roots where it is locally sourced and produced; and

•	The use of non-GMO ingredients.

Our Business Strategies

We generally focus our sales efforts on approaching beverage distributors and taking advantage of their unique positioning in the retail industry. However, a portion of our sales efforts are also dedicated to direct sales, because some wholesale chains such as Sam’s Club and Costco request direct shipments from the product supplier. We commonly use store demos, as we have found a positive correlation between demos and sales, especially at the introduction phase in new stores. We expect to continue using store demos in order to increase brand awareness and sales as we continue to expand into new markets.

We also use co-op advertising (advertisements by retailers that include the specific mention of manufacturers, who, in turn, repay the retailers for all or part of the cost of the advertisement) and special promotions, together with its retail partners, so as to complement other marketing efforts towards brand awareness. Furthermore, management has adjusted pricing levels to reflect current pricing dynamics resulting from recent industry consolidation. Based on our general knowledge of the industry, management believes this trend is caused by the entrance of major multinational beverage corporations into the alternative beverage category, leading to lower prices and creating an environment favorable for mergers and acquisitions.

Manufacturing and Raw Materials

Long Island Iced Tea is currently produced by Union Beverage Packers LLC, Polar Corp., and LiDestri Spirits, all of which are established co-packing companies with reputable quality control. We intend to identify additional co-packers in the U.S. and other countries to support the continued growth of the brand.

The principal raw materials we use in our business are bottles, caps, labels, packaging materials, tea essence and tea base, sugar, natural flavors and other sweeteners, juice, electricity, fuel and water. Our principal suppliers for the year ended December 31, 2015 were Zuckerman-Honickman, Inc. (bottles), Dominos Food, Inc. (sugar) and Allen Flavors, Inc. (natural flavors), who together with Union Beverage Packers LLC accounted for 80% of our purchases of raw materials inventory and copacking fees. Our principal suppliers in the year ended December 31, 2014, were Zuckerman-Honickman, Inc. (bottles) and Allen Flavors, Inc. (natural flavors), who together with Union Beverage Packers LLC accounted for 70% of our purchases of raw materials inventory and copacking fees.

Our relationships with our suppliers and co-packers are typically governed by short-term purchase orders or similar arrangements. We do not have any material contracts or other material arrangements with these parties and presently do not mitigate our exposure to volatility in the prices of raw materials or co-packing services through the use of forward contracts, pricing agreements or other hedging arrangements. Accordingly, we are subject to fluctuations in the costs of our raw materials and co-packing services.

Furthermore, some of our raw materials, such as bottles, caps, labels, tea essence and tea base, sugar, natural flavors and other sweeteners, and juice, are available from only a few suppliers. As a result, we may be subject to substantial increases in prices or shortages of raw materials, if the suppliers are unable or unwilling to meet our requirements.

Our Customers

We sell our products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the New York, New Jersey, Connecticut and Pennsylvania markets. We have also begun expansion into other markets such as Florida and Virginia. While we primarily sell our products indirectly through distributors, at times we sell directly to the retail outlets and we may sell to certain retail outlets both directly and indirectly through distributors. We also sell our products directly to the distribution facilities of some of our retailers and through “road shows,” which are temporary installations at retail outlets staffed by our employees or contractors.

For the year ended December 31, 2015, one customer, Wakefern Food Corp., accounted for 10% of net sales. For the year ended December 31, 2014, our top three customers, Costco Wholesale, Windmill Distributing, and CFG Distributors LLC, accounted for 32%, 16% and 14%, of net sales, respectively.

Our sales are typically governed by short-term purchase orders. We do not have any material contracts or other material arrangements with our customers or distributors and do not obtain commitments from them to purchase or sell a minimum amount of our products or to purchase or sell such products at a minimum price. Because our sales may be concentrated with a few customers, our results of operations may be materially adversely affected if one of these customers significantly reduces the volume of its purchases or demands a reduction in price, which may occur at any time due to the absence of such purchase commitments.

Management

Our management team consists of senior members with substantial experience in the beverage industry. Philip Thomas, our Chief Executive Officer and Chairman of the Board and LIBB’s co-founder, has over 16 years of beverage experience. Peter Dydensborg, our Chief Operating Officer, has over ten years of beverage experience and over 30 years of experience in the consumer packaged goods industry. Management oversees all responsibilities of corporate administration and business development and research. We intend to expand our current management to retain other skilled officers and employees with experience relevant to our business focus. We believe our management team has developed strong commercial relationships with both customers and third party vendors. We believe that the experience, reputation and background of our management team will continue to be key factors in our success.

In addition to management, we have engaged Julian Davidson to assist us in the buildout of our NARTD tea business and potential expansion into alcoholic beverages. Mr. Davidson has nearly 25 years of experience in the beverage industry, including most recently serving as Chief Executive Officer of Independent Liquor NZ’s businesses in New Zealand, the U.S. and Canada. Independent Liquor NZ is a manufacturer and distributor of pre-mixed ARTD alcoholic beverages, as well as having beer, spirit and cider portfolios. Independent Liquor NZ was sold to Asahi in 2011 for approximately NZ$1.5 billion.

Operations and Assets

We currently use co-packing companies, Union Beverage Packers LLC, Polar Corp., and LiDestri Spirits, to manufacture Long Island Iced Tea. The product is shipped directly to distributors as well as to our warehouse in Hicksville, NY prior to delivery to sales partners. Principal assets include vehicles to support the marketing of the brand and to transport the product, as well as storage equipment for the warehouse. Our principal assets also include display equipment such as refrigerators and racks. This equipment is strategically placed at retail locations in order to market our product line.

Seasonality

The beverage market is subject to some seasonal variations. As the iced tea beverage segment, including Long Island Iced Tea, experiences its highest levels of demand during the warm spring and summer months, cold or rainy weather during this time may have a short-term impact on customer demand and therefore result in lower sales.

Competition

The beverage industry is extremely competitive. Long Island Iced Tea is competing with a wide range of beverages that are produced by a large number of manufacturers. Most of these brands have enjoyed broad public recognition for many years, accomplished through continuous and well-funded marketing campaigns.

Our management believes that the NARTD tea segment will have a moderate level of market share concentration, as the market landscape becomes more fragmented with the entrance of new competitors. Key competitors in the NARTD tea market are Arizona Beverage Company, Unilever, Dr Pepper Snapple Group, Inc. and Nestle SA. In order to be able to compete successfully in the industry, we have to distinguish our products in taste and flavor, offer attractive promotions to customers and appealing packaging. Moreover, we will have to well position the brand with targeted sales and marketing campaigns. We will compete with all types of beverages, both CSDs and non-CSDs, facing higher competition from direct product competitors such Snapple, Arizona and Nestea.

Intellectual Property

“Long Island Iced Tea” and “The Original Long Island Brand” are trademarks of ours. We do not currently have a federal registration of the trademarks in U.S.; however, we are pursuing such registration and intend to seek registration in other countries as well. In addition, we are seeking or plan to seek a number of other trademarks for tag lines and product designs.

We filed applications with the U.S. Patent and Trademark Office (the “USPTO”) for the registration of the trademark “Long Island Brand Iced Tea” on August 28, 2012 and subsequently for the registration of the trademark “Long Island Iced Tea” on July 23, 2013. Both applications encountered resistance to registration as a result of the existence of the mark “Long Island” for “iced tea.” We determined that the mark “Long Island” for “iced tea” was abandoned. As a result we filed a petition to cancel the registration on this ground. In January 2015, the petition was granted and the mark was cancelled. Our application for the mark “Long Island Iced Tea” is now pending on the supplemental registry.

In addition, we have filed trademark applications for “The Original Long Island Brand” as a standard character mark and as a stylized mark, which are pending review by the USPTO. In each case, the application is for use of the trademark with iced tea, tea based products, juices, water, beverages and other similar products. “The Original Long Island Brand” standard character trademark has been in use in commerce by us since at least as early as February 29, 2012. We also plan to file for stylized marks protecting certain other tag lines and product designs.

Registration of our marks will allow us to utilize the “®” symbol to notify others that our marks are federally registered and allow us to enforce our marks in federal court, among other benefits. There can be no assurance, however, that the USPTO will approve these applications. For example, even though we have been successful in our cancellation petition with respect to the “Long Island” mark as described above, we still may not be able to obtain registered ownership of the mark “Long Island Iced Tea” if the USPTO determines that the mark is generic or deceptively misdescriptive (due to the connotation that the beverages contain alcohol). The USPTO raised concerns over these two issues in the applications for “Long Island Iced Tea” and “Long Island Brand Iced Tea” marks. Similar issues, or other issues, also may arise in connection with the other marks for which we are seeking or plan to seek registration. With respect to the pending trademark applications for “The Original Long Island Brand” (standard character mark and stylized mark), the USPTO has made an initial determination that both marks are geographically descriptive. This determination is refutable and the USPTO has afforded the company the opportunity to produce evidence to establish that the marks have become distinctive of the goods in commerce.

Our intellectual property is protected through the acquisition of registered and unregistered trademarks as described above, the acquisition of patents, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing our intellectual property rights. We intend to aggressively assert our rights under trade secret, unfair competition, trademark, copyright and other similar laws to protect our intellectual property, including product design, product research and concepts and trademarks, against any infringer. Although any assertion of our rights could result in a substantial cost to us, and diversion of our efforts, management believes that the protection of our intellectual property will be a key component of our operating strategy. Notwithstanding the foregoing, there can be no assurance that the trademarks described above or our other intellectual property rights will adequately protect information that we deem to be proprietary.

In an effort to further develop our branding strategy, we acquired the uniform resource locator (URL) www.longislandicedtea.com.

Environmental and Other Regulations

The conduct of our businesses, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, are and will be subject to various laws and regulations administered by federal, state and local governmental agencies in the U.S., as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell products.

In the U.S., we are or may be required to comply with federal laws, such as the Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws regulating the sales of products in schools, and various other federal statutes and regulations. We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We also may in the future be affected by other existing, proposed and potential future regulations or regulatory actions, including those described below, any of which could adversely affect our business, financial condition and results of operations. Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been an increased focus on caffeine content in beverages.

Legislation has been enacted in certain U.S. states in which our products may be sold that requires collection and recycling of containers or that prohibits the sale of our beverages in certain non-refillable containers unless a deposit or other fee is charged. It is possible that similar or more restrictive legal requirements may be proposed or enacted in the future.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Employees

We currently have 18 full time and 3 part-time employees. We also engage the services of independent contractors to assist us with management in developing our product offering.

Additional Information

We are not required to send annual reports to our security holders. We intend to send annual reports to our security holders, which would include audited financial statements, only when we hold stockholder meetings for which we solicit proxies from our security holders.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file or furnish reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Such reports, proxy statements and other information filed by us with the SEC are available free of charge on our website at www.longislandicedtea.com. The public also may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains such reports, proxy statements and other information regarding issuers that file electronically with the SEC. The contents of these websites are not incorporated into this filing. Further, any references to website URLs in this Form 10-K are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-K, before deciding to invest in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related to Our Business

We operate in highly competitive markets.

Our industry is highly competitive. We compete with multinational corporations with significant financial resources, including Dr Pepper Snapple Group, Inc. and Arizona Beverage Company. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences, trends, health concerns and other factors.

Consumers’ preferences can change due to a variety of factors, including aging of the population, social trends, negative publicity, economic downturn or other factors. If we do not effectively anticipate these trends and changing consumer preferences, then quickly develop new products in response, our sales could suffer. Developing and launching new products can be risky and expensive. We may not be successful in responding to changing markets and consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.

Costs for our raw materials may increase substantially.

The principal raw materials we use in our business are bottles, caps, labels, packaging materials, tea essence and tea base, sugar, natural flavors and other sweeteners, juice, electricity, fuel and water. The cost of the raw materials can fluctuate substantially. We expect these increases to continue to exert pressure on our costs and we may not be able to pass along any such increases to our customers or consumers, which could negatively affect our business and financial performance. We presently do not mitigate our exposure to volatility in the prices of raw materials through the use of forward contracts, pricing agreements or other hedging arrangements.

Certain raw materials we use are available from a limited number of suppliers and shortages could occur.

Some raw materials we use, such as bottles, caps, labels, and other ingredients, such as tea essence and tea base, sugar, natural flavors and other sweeteners, and juice, are available from only a few suppliers. If these suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.

Substantial disruption to production at our third party beverage co-packing facilities and our storage facilities could occur.

A disruption in production at our third party beverage co-packing facility could have a material adverse effect on our business. In addition, a disruption could occur at any of our other storage facilities or those of our suppliers, co-packers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

Our products may not meet health and safety standards or could become contaminated.

We take great care in ensuring the quality and safety in the manufacture of our products. However, our products could still otherwise become contaminated. A contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Item 3 of Part I of this Form 10-K.

Weather and climate changes could adversely affect our business.

Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of raw materials, energy and fuel, and demand for our products. Unusually cool weather during the summer months may result in reduced demand for our products and have a negative effect on our business and financial performance.

Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

We experience seasonal fluctuations in revenues and operating income. Historically, sales during the second and third fiscal quarters have generally been the highest. Any factors that harm our second or third quarter operating results, including adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak selling season, we must produce and keep in stock more inventory than we would carry at other times of the year. Any unanticipated decrease in demand for our products during our peak selling season could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross profit.

Current global economic conditions may adversely affect our industry, business and result of operations.

Disruptions in the current global credit and financial markets in the past several years have included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate and uncertainty about economic stability. While certain of these negative trends have reversed in recent years, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of disruptions in the credit and financial markets and adverse global economic conditions.

We depend on a small number of large retailers for a significant portion of our sales.

Food and beverage retailers in the U.S. have been consolidating. Consolidation has resulted in large, sophisticated retailers with increased buying power. They are in a better position to resist our price increases and demand lower prices. They also have leverage to require us to provide larger, more tailored promotional and product delivery programs. If we, and our bottlers and distributors, do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, our product availability, sales and margins could suffer. Certain retailers that we service primarily through our distributors make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. We also sell directly to certain retail accounts, including Costco, and to the distribution facilities of such retailers. During the year ended December 31, 2015, sales to Wakefern Food Corp. represented approximately 10% of our net sales. While sales to Costco diminished in 2015, sales to Costco made up a substantial portion of our sales during 2014. During the year ended December 31, 2015, sales to Costco represented approximately 6% of our sales, while such sales represented 32% of our sales during the year ended December 31, 2014. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

We do not have registered ownership of our trade name and our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

We possess intellectual property that is important to our business. This intellectual property includes our logo, Long Island Iced Tea, The Original Long Island Brand, and ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. However, we do not currently have registered ownership of the trademark “Long Island Iced Tea” and “The Original Long Island Brand” as described below and elsewhere herein. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. Our business is also highly dependent upon our distribution rights. If we are unable to protect our intellectual property rights, including the right to our trade name and logo, our brands, products and business could be harmed and could have a material adverse effect on our business and financial performance.

We initially filed for the trademark of “Long Island Brand Iced Tea” on August 28, 2012. We filed for the trademark of “Long Island Iced Tea” on July 23, 2013. Both applications encountered resistance to registration as a result of the existence of the mark “Long Island” for “iced tea.” We determined that the mark “Long Island” for “iced tea” had been abandoned and filed a petition to cancel the registration of this mark with the USPTO. In January 2015, this petition was granted and the mark for “Long Island” for “iced tea” was cancelled. Accordingly, we intend to petition for the mark “Long Island Iced Tea” to be placed on the supplemental registry. If this second petition is successful, we will be able to use the “®” symbol to notify others that its mark is federally registered and may sue for infringement of its mark in federal court. Upon completion of this second petition, we plan to file for placement on the primary register. However, even though the cancellation petition was successful, we still may not be able to obtain registered ownership of the mark “Long Island Iced Tea” if the USPTO determines that the mark is generic or misdescriptive (due to the connotation that the beverages contain alcohol). The USPTO raised concerns over these two issues in the initial applications.

In addition, we have filed trademark applications for “The Original Long Island Brand” as a standard character mark and as a stylized mark, which applications are pending review by the USPTO. The applications are for use of the trademarks with iced tea, tea based products, juices, water, beverages and other similar products. LIBB also plans to file for stylized marks protecting certain other tag lines and product designs. With respect to the pending trademark applications for “The Original Long Island Brand” (standard character mark and stylized mark), the USPTO has made an initial determination that both marks are geographically descriptive. This determination is refutable and the USPTO has afforded the company the opportunity to produce evidence to establish that the marks have become distinctive of the goods in commerce. There can be no assurance that the USPTO will approve these applications.

Our substantial debt could adversely affect our liquidity and results of operations.

As of December 31, 2015, we had approximately $1,260,770 of total indebtedness (comprised primarily of our $1,091,571 of indebtedness under the Credit Agreement, which bears interest at the prime rate plus 7.5%). In addition, in March 2016, the Lenders approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances under the Credit Agreement in the same amount, of which $250,000 will be advanced no later than March 24, 2016 and the remaining $250,000 will be advanced no later than April 22, 2016. Although we may pay interest that accrues on the loans under the Credit Agreement by capitalizing the interest and adding it to the principal balance of such loans, we may not be able to generate sufficient cash to service our debt in future years. If new debt is added to our current debt levels, the related risks for us could intensify.

Our substantial debt could have important consequences. In particular, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;
•	limit, along with the restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	increase our vulnerability to general adverse economic and industry conditions; and
•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, if we are unable to make payments as they come due or comply with the restrictions and covenants in the Credit Agreement and the other agreement governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the Credit Agreement or such other agreements, including pursuant to the cross-default provisions of such agreements, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders under the Credit Agreement could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Financing Agreement or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

The loss of the services of our key personnel could negatively affect our business, as could our inability to attract and retain qualified management, sales and technical personnel as and when needed.

The execution of our business strategy depends largely on the continued efforts of our management, including Philip Thomas (co-founder of LIBB and our Chairman of the Board and Chief Executive Officer) and Peter Dydensborg (our Chief Operating Officer). As we have a limited operating history, we are highly dependent upon their knowledge, experience and reputation within the industry. Either or both of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation, our development efforts and future prospects would be substantially impaired. We have employment agreements in place with these individuals that include non-competition provisions.

We may not comply with applicable government laws and regulations, and they could change.

We are subject to a variety of federal, state and local laws and regulations in the U.S., and other countries in which we do business. These laws and regulations apply to many aspects of our business including the manufacture, safety, labeling, transportation, advertising and sale of our products. Violations of these laws or regulations could damage our reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on soft drinks or ingredients could increase our costs. Regulatory focus on the health, safety and marketing of food products is increasing. Certain state warning and labeling laws, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, could become applicable to our products. Some local and regional governments and school boards have enacted, or have proposed to enact, regulations restricting the sale of certain types of soft drinks in schools. Any violations or changes of regulations could have a material adverse effect on our profitability, or disrupt the production or distribution of our products, and negatively affect our business and financial performance.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital. We currently have negative cash flows from operations due in part to substantial marketing and promotional related expenses as well as our payroll expense. We cannot assure you that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We have a limited operating history.

We have a limited operating history and a history of operating losses. There is no guarantee that we will become a profitable business. Further, our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and to successfully identify and respond to emerging trends in our market areas.

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

We are exploring entry into the alcoholic beverage industry. As we principally have been engaged in the production of NARTD teas, we have limited experience with developing, producing, marketing and distributing alcoholic beverages. Additionally, we will be exposed to significant operating costs associated with developing new products and entering a new sector of the beverage industry and will face new regulatory burdens, which could have an adverse impact on our business as well as place us at a disadvantage relative to more established alcoholic beverage market participants. Furthermore, the alcoholic beverage industry is highly competitive. We will compete with multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. In addition:

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

As a result of the foregoing factors, we may be unsuccessful in expanding our business to include alcoholic beverages. Furthermore, attempting such an expansion will require a substantial investment of resources and management time, which could materially adversely affect our more established non-alcoholic beverage business as well. Accordingly, we can offer no assurance that if we expand our business beyond NARTD teas, we will be able to effectively develop, produce, market and distribute such beverages, and such failure could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Securities

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future, but expect to retain earnings to finance the growth of our business. Therefore, any return on investments will only occur if the market price of our common stock appreciates.

A robust public market for our common stock may not develop or be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.

Our common stock is traded on the OTCQB, which is an over-the-counter market. The over-the-counter markets are inter-dealer markets that may provide significantly less liquidity than national securities exchanges. As a result, an active public market for our common stock may not develop or be sustained, which could affect your ability to sell, or depress the market price of, our common stock. We are unable to predict whether an active trading market for our common stock will develop or will be sustained.

The public price and trading volume of our common stock may be volatile.

The price and volume of our common stock may be volatile and subject to fluctuations. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

•	general market and economic conditions and market trends, including in the beverage industry and the financial markets generally;

•	the political, economic and social situation in the U.S.;

•	actual or expected variations in operating results;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments;

•	adoption of new accounting standards affecting the industry in which we operate;

•	operations and stock performance of competitors;

•	litigation or governmental action involving or affecting us or our subsidiaries;

•	recruitment or departure of key personnel;

•	purchase or sales of blocks of our common stock; and

•	operating and stock performance of the companies that investors may consider to be comparable.

There can be no assurance that the price of our common stock will not fluctuate or decline significantly. The stock market in recent years has experienced considerable price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies and that could materially adversely affect the price of our common stock, regardless of our operating performance. You should also be aware that price volatility might be worse if the trading volume of shares of our common stock is low, as it historically has been.

Our outstanding convertible debt, warrants and options may have an adverse effect on the market price of our common stock.

We presently have outstanding (i) employee stock options to purchase 194,667 shares of common stock at an exercise price of $3.75 per share held by certain of our executive officers, (ii) warrants to purchase up to 345,725 shares of common stock at an exercise price of $6.00 per share that were issued in private placement offerings conducted by us, (iii) the Lender Warrant to purchase 1,111,111 shares of our common stock at $4.50 per share and (iv) the Lender Note which is convertible into shares of our common stock at $4.00 per share (272,893 shares based on the current outstanding amount of principal and interest of $1,091,571, which excludes the $500,000 of advances approved on March 17, 2016). In addition, warrants to purchase common stock totalling 34,573 will be issued to the placement agent at an exercise price of $4.50 per share. Furthermore, we may issue additional equity awards covering up to 466,667 shares of common stock under our 2015 Long-Term Incentive Equity Plan (the “2015 Plan”). The sale, or even the possibility of sale, of the shares underlying the Warrants and options and the shares issuable under our incentive plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these Warrants and options are exercised, you may experience dilution to your holdings.

We have the ability to issue additional shares of common stock and “blank check” preferred stock, which could affect the rights of holders of the common stock.

Our amended and restated certificate of incorporation allows our board of directors to issue 35,000,000 shares of common stock and 1,000,000 shares of preferred stock and to set the terms of such preferred stock. The issuance of additional common stock may dilute the economic and voting rights of our existing stockholders. In addition, the terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of the common stock.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our senior executive officers and directors may not be able to successfully manage a publicly traded company.

Not all of our senior executive officers or directors have previously managed a publicly traded company, and they may not be successful in doing so. The demands of managing a publicly traded company, like ours, is much greater as compared to those of a private company, and some of our senior executive officers and directors may not be able to successfully meet those increased demands.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely, or may rely, on these exemptions. If some investors find our common stock less attractive as a result, the price of our common stock may be reduced, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” until the last day of 2020, although a variety of circumstances could cause us to lose that status earlier. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different from information provided by other public companies.

Obligations associated with being a public company require significant company resources and management attention, and we will incur increased costs as a result of being a public company.

We became subject to the reporting requirements of the Exchange Act, and the other rules and regulations of the SEC, including Sarbanes-Oxley, upon consummation of the Business Combination with LIBB and Cullen as described in Item 1 of Part I of this Form 10-K. These requirements and rules may place a strain on our systems and resources and those of our subsidiaries, including LIBB, which was not previously subject to such regulation. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources, will make certain activities more time-consuming and will cause us to incur significant legal, accounting and other expenses that we had not previously incurred. Furthermore, the expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing, which may further strain our resources. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation will include costs associated with reports to stockholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. During 2015, we estimate that we incurred approximately $283,000 in additional costs in connection with being a public company, excluding compensation to directors and additional employees and all stock-based compensation. We cannot predict or estimate the amount of the additional costs we may incur in future years, the timing of any increases in such costs or the degree of impact that our management’s attention to these matters will have on our business.

We will be required to comply with certain provisions of Section 404 of Sarbanes-Oxley as early as December 31, 2016, although as an “emerging growth company” we will be exempt from certain of its requirements for so long as we remain as such. For example, Section 404 of Sarbanes-Oxley requires that we and our independent auditors report annually on the effectiveness of our internal control over financial reporting; however, as an “emerging growth company” we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer an “emerging growth company” or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting, unless at such time we are a “non-accelerated filer.” We currently qualify as a “non-accelerated filer” and will generally continue to qualify as such for each fiscal year thereafter where our public float remains below $75 million as of the last day of the second fiscal quarter of the prior fiscal year, except that, regardless of our public float, we will continue to be a “non-accelerated filer” until we have filed our first annual report on Form 10-K and have been subject to the reporting obligations under the Exchange Act for 12 months. Management, however, is not exempt from Section 404 of Sarbanes-Oxley, and will be required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting, as required. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action.

As an “emerging growth company,” we also intend to continue to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as a “smaller reporting company,” we are permitted to take advantage of reduced disclosure requirements, some of which are the same as the exemptions available to an “emerging growth company.” In general, we will remain a “smaller reporting company” for each fiscal year where our public float remains below $75 million as of the last day of the second fiscal quarter of the prior fiscal year. We intend to take advantage of these exemptions and reduced reporting requirements until we are no longer an “emerging growth company” and/or a “smaller reporting company,” at which time, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with these additional requirements, including Section 404 of the Sarbanes-Oxley.

We may become subject to penny stock regulations and restrictions and you may have difficulty selling shares of the common stock.

The common stock may become subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We may become subject to the SEC’s penny stock rules if the market price of our common stock declines.

Since our common stock may in the future be deemed to be penny stock, trading in the shares of the common stock may become subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. An individual qualifies as an accredited investor if he or she, together with his or her spouse, has assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares of common stock.

If the market price of the common stock declines, there can be no assurance that our shares of common stock will qualify for an exemption from the penny stock rule. In any event, even if the common stock was exempt from the penny stock rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

Our principal office is located in a 5,000 square foot facility at 116 Charlotte Avenue, Hicksville, NY 11801. We also ship product to our warehouse at this facility. On June 6, 2014, we entered into a three-year lease with a two-year renewal option for this facility. The lease provides for annual base rent of $50,000 through June 30, 2015, $51,500 through June 30, 2016, and $53,045 through June 30, 2017. We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable to conduct our business.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal actions:

Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. Our management and legal counsel believes it is too early to determine the probable outcome of this matter.

Madwell LLC. On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and one of our directors. Madwell was seeking $940,000, which included $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. On July 31, 2015, we entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, we agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. As of the date of this Form 10-K, the full amount has been paid to Madwell. In addition, we indemnified Mr. Vassilakos for a de minimis amount of expenses incurred by him in connection with this litigation. During January 2016, the Company made the final installment payment of $80,000 in settlement of the matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The historical trading price of our Common Stock includes the trading of Cullen common stock from prior to the consummation of the Business Combination with Cullen and LIBB. Since July 27, 2015, our Common Stock has been quoted under the symbol “LTEA,” initially on the Over-the-Counter Bulletin Board (the “OTCBB”) and, since October 1, 2015, on the OTCQB. From June 1, 2015, the effective date of the Business Combination for market trading purposes, to July 27, 2015, our Common Stock was quoted on the OTCBB under the symbol “OLIC.” Prior to June 1, 2015, Cullen’s common stock was quoted on the OTCBB under the symbol “CAGZ.” All historical trading prices have been adjusted to reflect the effective 15-to-1 reverse stock split that occurred as a result of the exchange ratio under the Merger Agreement, which provided for Cullen stockholders to receive one share of our Common Stock for every 15 shares of Cullen common stock held by them immediately prior to the Business Combination. The following table sets forth the range of high and low sales prices for the applicable period on a post-split basis.

	Common Stock
	High ($)	Low ($)
Fiscal Year 2016:
First Quarter*	$10.7000	$3.9900
Fiscal Year 2015:
Fourth Quarter	$9.7500	$3.3500
Third Quarter	10.0000	6.9500
Second Quarter**	11.2494	1.0000
First Quarter	14.9993	2.8499
Fiscal Year 2014:
Fourth Quarter	$6.2997	$2.0999
Third Quarter	10.4995	5.2497
Second Quarter	11.8494	7.0496
First Quarter	7.9496	1.1999

_____________________

*	Through March 18, 2016.

**	Effective May 27, 2015, we consummated the Business Combination with Cullen and LIBB.

Holders

As of March 18, 2016, there were 4,873,332 shares of our Common Stock outstanding. Our shares of Common Stock are held by approximately 93 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of banks, brokers and other nominees.

Dividends

We have not paid any cash dividends on our Common Stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future, but expect to retain earnings to finance the growth of our business. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Unregistered Sales of Equity Securities

On November 23, 2015, we commenced the February Private Placement of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent acting on a “best efforts” basis. The units being offered consist of one share of common stock and one February Warrant. In the offering, we sold an aggregate of 189,975 units (consisting of 189,975 shares of common stock and 189,975 February Warrants) for total gross proceeds of $759,900. The units are separable immediately upon issuance and are issued separately as shares of common stock and February Warrants. The offering terminated on March 14, 2016.

Each February Warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, commencing immediately and expiring on November 30, 2018. The exercise price and number of shares of common stock issuable on exercise of the February Warrants are subject to standard anti-dilution provisions. We may call the February Warrants for redemption, at our option, in whole and not in part, at a price of $0.01 per warrant, if (i) the closing price per share of the common stock is at least $10.00 for 30 consecutive trading days ending on the third business day prior to the notice of redemption or (ii) the common stock is listed for trading on a national securities exchange and the closing price per share of common stock on the first day of trading on such exchange is at least $7.50. The right to exercise will be forfeited unless the February Warrants `are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an February Warrants will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

Pursuant to the subscription agreement entered into with each of the investors in the February Private Placement, the investors have certain “piggyback” registration rights covering the resale of the shares of common stock included in the units and the shares of common stock underlying the February Warrants.

We incurred fees paid or to be paid in cash to the placement agent in connection with the February Private Placement of $42,990 in commissions and $22,797 as a non-accountable expense allowance. In addition, we will issue a warrant to the placement agent to purchase 10% of the shares included in the units sold to certain investors in the offering, with an exercise price of $4.50 per share.

The February Private Placement was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering was made solely to accredited investors without the use of any general solicitation or general advertising.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium NARTD tea in the beverage industry. We are currently organized around our flagship brand Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components sold primarily on the East Coast of the United States through a network of national and regional retail chains and distributors. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options such as CSDs towards alternative beverages such as iced tea.

In addition, we have begun exploring entry into the $215 billion U.S. alcohol industry, with the hope to establish ourselves as a multi-product alcoholic and non-alcoholic beverage company.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Highlights

We generate income through the sale of our iced teas. The following are highlights of our operating results for the years ended December 31, 2015 and 2014:

•	Net sales. During the year ended December 31, 2015, we had net sales of $1,899,230, an increase of $154,790 over the year ended December 31, 2014. The primary drivers of this change were increases in our gallon sales which were launched for the first time in May 2015 as well as expansion into new markets. These increases were offset by a decline in our sales to Costco from the prior year as our product was not carried in Costco’s product line, and we performed fewer road shows in the current year.

•	Margin. Our margin increased by 4% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The primary reason for the increase was the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues during the first quarter of 2015, which resulted in a reduction of the cost of the inventory affected by the production issues. Our ability to sell this inventory has resulted in improved margins of approximately 6% during the year ended December 31, 2015. These positive impacts were partially offset by the addition of smaller margin gallon containers to the product line. In addition, during the year ended December 31, 2015, we recorded an adjustment of $41,790 to reduce the cost of our gallons to the estimated net realizable value.

•	Operating expenses. During the year ended December 31, 2015, our operating expenses were $3,395,319, an increase of $113,942 as compared to the year ended December 31, 2014. These increases were primarily the result of costs for stock based compensation and other fees related to our board of directors and advisory board as well as an increase in our general and administrative salaries. These increases were offset by decreases in operating expenses for the year-end period related primarily to decreased advertising and other marketing expenses as a result of the cost of our marketing campaigns for 2015 as well as decreased costs related to the performance of our roadshows at Costco as compared to the prior year.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes. During the year ended December 31, 2015, our cash flows used in operations were $3,084,756 and our net cash provided by financing activities was $2,994,627. We had working capital of $342,186 as of December 31, 2015.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

•	We believe that using various marketing tools, which may result in significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

•	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

•	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations. During the year ended December 31 2014, from April through September, we sold to Costco both at road shows as well as in Costco’s product line, which represented 32% of the Company’s sales. While the Company performed road shows at Costco through September 2015, sales to Costco decreased from approximately $562,000 for the year ended December 31, 2014 to $118,000 for the year ended December 31, 2015. This was due to the fact that for the year ended December 31, 2014, we performed more road shows and product demonstrations than during the year ended December 31, 2015. In addition, during the year ended December 31, 2014 we were sold in Costco’s product line, while our product was not sold in Costco’s regular product line during the year ended December 31, 2015. We are currently not performing road shows at Costco, and our product is not currently part of Costco’s regular product line. However, another customer, Wakefern Food Corp., accounted for 10% of our sales during the year ended December 31, 2015. Wakefern Food Corp. was a new customer in the second half of 2015.

•	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

•	We are currently involved in litigation. Please refer to Item 3 of Part I of this Form 10-K. There are no assurances that there will be successful outcomes to these matters.

•	We developed a gallon product line featuring four of our existing flavors in May 2015. The Company’s gross margins are minimal on this product. As a result of the minimal gross margins and the expenses related to delivery of the product to the end customers, we recorded an adjustment of $41,790 to reduce the cost of our gallons to the estimated net realizable value.

•	We are exploring potential opportunities to expand our business to include alcoholic beverages. This expansion may require a substantial investment of resources and management time, and there can be no assurances that our efforts will be successful.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that, of our significant accounting policies (see Note 2 of the financial statements included in this Form 10-K), the following policies are the most critical.

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

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed upon sales levels or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs are recorded as a reduction of sales in the consolidated financial statements.

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

Business Combination

For accounting purposes, the Business Combination was treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percentage of the Company’s shares and exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheet, statement of operations, and statement of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Results of Operations

Comparison of the years ended December 31, 2015 and December 31, 2014

	For the Years Ended December 31,
	2015	2014

Net sales	$1,899,230	$1,744,440
Cost of goods sold	1,556,140	1,504,146
Gross profit	343,090	240,294

Operating expenses:
General and administrative expenses	1,946,270	1,073,867
Selling and marketing expenses	1,449,049	2,207,510
Total operating expenses	3,395,319	3,281,377

Operating Loss	(3,052,229)	(3,041,083)

Other expenses:
Other expense	(3,327)	-
Interest expense	(124,713)	(110,298)
Total other expenses	(128,040)	(110,298)

Net loss	$(3,180,269)	$(3,151,381)

Net Sales and Gross Profit

Net sales for the year ended December 31, 2015 increased by $154,790, or 9%, to $1,899,230 as compared to $1,744,440 for the year ended December 31, 2014. The sales increase was primarily driven by the sales of our gallons which were introduced during May 2015. Sales of our gallons were approximately $351,000 during the year ended December 31, 2015, including sales to one customer which accounted for approximately 10% of our sales for the year ended December 31, 2015. The Company also experienced an increase in sales as a result of the Company’s focus on increasing brand recognition and expanding its customer base through the utilization of new distributors particularly in the New Jersey, Philadelphia, Florida, Virginia, and New England areas. These sales increases were offset by decreases in our sales to Costco from approximately $562,000 for the year ended December 31, 2015 to approximately $118,000 for the year ended December 31, 2014. This was due to the fact that for the year ended December 31, 2014, we performed more road shows and product demonstrations. In addition, during the year ended December 31, 2014 we were sold in Costco’s product line. During the year ended December 31, 2015, our product was not sold in Costco’s regular product line.

Gross profit increased by $102,796, or 43%, from $240,294 for the year ended December 31, 2014 to $343,090 for the year ended December 31, 2015. Gross profit percentage increased by 4% from 14% for the year ended December 31, 2014 to 18% for the year ended December 31, 2015. The primary reason for the increase was due to the fact that the Company received a credit of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive impact of $28,477 on our gross profit. The Company maintained this inventory, and as a result, sales of this inventory over the remainder of this fiscal year resulted in a positive impact on our margins which may not be indicative of future results. Our margins were also positively impacted by the fact that in some regions we were selling directly to retailers which resulted in higher case prices. These increases in our margins were offset by the sales of our gallon product line, which have lower gross margins. In addition, during the year ended December 31, 2015, we recorded an adjustment of $41,790 to reduce the cost of our gallons to the estimated net realizable value, which further offset the increase in our margins.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015, increased by $872,403, or 81%, to $1,946,270 as compared to $1,073,867 for the year ended December 31, 2014. During the year ended December 31, 2015, costs incurred related to our board of directors and advisory board were $240,000, which consisted of fees to be paid in common stock to the directors and advisory board members, as compared to $0 during the year ended December 31, 2014. During the year ended December 31, 2015, the Company’s general and administrative salaries increased by $251,624 as compared to the year ended December 31, 2014. This was primarily the result of officers’ salaries including the Chief Executive Officer and Chief Accounting Officer of the Company. In addition, the Company incurred $251,019 in stock based compensation expense that was allocated to general and administrative expenses during the year ended December 31, 2015. In addition, there were increases in insurance expense of $54,538 primarily related to our directors and officers insurance. Depreciation and amortization expense increased by $39,481 primarily as a result of increased capital expenditures in the prior year related to display items such as wood racks and refrigerators as well as automobiles and trucks. SEC filing expenses, stock transfer fees, and other filing fees also increased by $63,567, primarily as a result of the fact that the Company became a public entity on May 27, 2015. The Company also experienced increases in office expenses, rent expense (including storage fees), and bad debt expense. These increases were offset by decreases in accounting and legal fees of $158,524 primarily related to the accounting and audit services needed in the prior year period to prepare for the Business Combination.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2015 decreased by $758,461, or 34%, to $1,449,049 as compared to $2,207,510 for the year ended December 31, 2014. Selling and marketing expenses decreased largely due to decreased advertising expenses from $697,146 for the year ended December 31, 2014 to $246,997 for the year ended December 31, 2015. In addition, the costs to perform road shows and product demonstrations, including staff and sample expenses at these shows, decreased by approximately $232,385 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This was due to the fact that we performed fewer road shows and product demonstrations during the period along with the fact that they were mainly staffed in house during the current year. Selling salaries also declined by $267,952 during the year ended December 31, 2015 as compared to the year ended December 31, 2014. In addition the Company’s selling and marketing expenses decreased due to the fact that the Company changed the style of its labels in 2014. As a result, design costs decreased by $45,625. These declines in selling expenses were offset primarily by increases in freight of $89,362 and stock based compensation allocated to selling expenses of $108,283.

Other expense

Other expense, which consisted primarily of interest expense, for the year ended December 31, 2015, increased by $17,742, or 16%, to $128,040 as compared to $110,298 for the year ended December 31, 2014. Interest expense increase were primarily the result of the Credit Facility with the Lender on November 23, 2015.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital of $342,186 as of December 31, 2015. We believe that as a result of a commitment for financing from a stockholder and our working capital as of December 31, 2015 that our cash resources will be sufficient to fund our net cash requirements through date of the filing of Form 10-K.

The following table provides an overview of our borrowings as of December 31, 2015:

Description of Debt	Holder	Interest Rate	Balance at December 31, 2015
Line of Credit	Brentwood LIIT Inc.	Prime Plus 7.5%	$1,091,571
Automobile loans	Various	3.59% to 10.74%	$56,095
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10%	$113,104

Below is a summary of our financing activities during the last two fiscal years. In order to execute our long-term growth strategy, including the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

2015 Borrowing Activity

On November 23, 2015, we entered into the Credit Agreement with LIBB and the Lender. The Lender is controlled by Eric Watson, who immediately prior to the transactions beneficially owned more than 16% of our outstanding common stock. The Credit Agreement provides for a revolving Credit Facility in an initial Available Amount of up to $1,000,000, subject to increases as provided in the Credit Agreement, up to a maximum Facility Amount of $5,000,000. The loans under the Credit Agreement are evidenced by the Lender Note.

The initial Available Amount available under the Credit Facility was advanced to us in two installments, the first $350,000 having been advanced on November 23, 2015 and the next $650,000 having been advanced on December 10, 2015. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and we may obtain further advances, subject to the approval of the Lender. The proceeds of the Credit Facility are to be used for the purposes disclosed in writing to the Lender in connection with each advance. As of December 31, 2015, the outstanding balance of the loans under the Credit Facility was $1,091,571.

The Credit Facility bears interest at rate equal to the prime rate plus 7.5%, compounded quarterly, and matures on November 23, 2018. As of December 31, 2015, $4,071 of interest has been compounded and added to the principal balance of the loans. The outstanding principal and interest under the Credit Facility are payable in cash on the maturity date. We also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. The Credit Facility is secured by a first priority security interest in all of our property, including the membership interests in LIBB held by us. We also have guaranteed the repayment of LIBB’s obligations under the Credit Facility. In addition, LIBB’s obligations are guaranteed by Philip Thomas, our Chief Executive Officer, in certain limited circumstances, up to a maximum of $200,000.

The Lender may accelerate the amounts due under the Credit Facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to us or the occurrence of an event of default under other material indebtedness of ours. The Company and LIBB also made certain customary representations and warranties and covenants, including negative covenants with respect to the incurrence of indebtedness.

The Lender may elect to convert the outstanding principal and interest under the Lender Note into shares of our common stock at a conversion price of $4.00 per share. The conversion price and the shares of common stock or other property issuable upon conversion of the principal and interest are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of our common stock, or in the event of a fundamental transaction.

In addition, in connection with the establishment of the Credit Facility, we issued the Lender Warrant to the Lender. The Lender Warrant entitles the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision. The exercise price and number of shares of our common stock or property issuable on exercise of the Lender Warrant are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of the common stock, or in the event of a fundamental transaction.

The Lender will have certain “piggyback” registration rights, on customary terms, with respect to the shares of our common stock issuable upon conversion of the Lender Note and upon exercise of the Lender Warrant.

On November 23, 2015, the Company entered into an expense reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines including machines which were purchase with an equipment loan. The total principal amount of the payments underlying the agreement upon the inception of the agreement was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer the vending machines to the Company. As of December 31, 2015, the total principal amount of the payments underlying the agreement was $117,917 and we had made principal and interest payments of $6,463 under the agreement.

On April 28, 2015, LIBB received $150,000 as proceeds from a loan from Bass Properties, LLC (“Bass Properties”), which was at the time a stockholder of Cullen and member of LIBB. On May 4, 2015, LIBB received $400,000 as proceeds from a loan with Ivory Castle Limited (“Ivory Castle”), which was at the time a member of LIBB. These notes bore interest at 6% per annum and were to mature on July 31, 2016. On June 30, 2015, these loans, together with accrued interest, of $555,910 were converted into 138,979 shares of the Company’s common stock.

2015 Private Placements

On June 30, 2015, we received net proceeds of $468,468 through the issuance of 117,636 shares of common stock.

On July 8, 2015, we received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

Commencing on August 10, 2015 and ending on October 30, 2015, we conducted a “best efforts” private placement of up to $3,000,000 of units (the “October Private Placement”), at a price of $4.00 per unit, through a placement agent. The units consisted of one share of common stock and one warrant (the “October Warrants”). Each October Warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, commencing immediately and expiring on September 17, 2018, 2018. During the Offering, we sold an aggregate of 155,750 units (consisting of 155,750 shares of common stock and 155,750 October Warrants) for total gross proceeds of $623,000. We incurred fees paid or to be paid in cash to the placement agent in connection with the October Private Placement of $15,000 as a commitment fee, $51,800 in commissions and $12,390 as a non-accountable expense allowance. In addition, at the final closing, we issued the placement agent a warrant to purchase 15,575 shares of our common stock at an exercise price of $4.50 per share. As we did not sell the full $3,000,000 of units in the October Private Placement, the placement agent was not entitled to a right of first refusal in connection with future offerings by us.

On November 24, 2015, we commenced the February Private Placement of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent acting on a “best efforts” basis. The units being offered consist of one share of common stock and one February Warrant. As of December 31, 2015, we had sold an aggregate of 18,250 units (consisting of 18,250 shares of common stock and 18,250 February Warrants) for total gross proceeds of $73,000 in the February Private Placement.

Net proceeds after all direct costs related to the October Private Placement and the February Private Placement, including the value of warrants to be issued to the placement agent in the offerings, were $540,946 for the year ended December 31, 2015.

2015 Business Combination

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

2014 Borrowing Activity

During 2014, LIBB entered into various loan agreements for the purchase of trucks and automobiles. The total amount of borrowing for these loans was $84,795. The loans require monthly installments of principal ranging from $282 to $758 per month. Interest rates on these loans range from 3.59% to 10.74%. These loans mature at various dates through 2019.

On August 26, 2013, LIBB and Nortle Holdings Limited (“Nortle”) entered into a loan (“Nortle Loan”) and option agreement (“Nortle Option Agreement”). The Nortle Loan was secured by the inventory and accounts receivable of LIBB. The Nortle Loan provided for Nortle to lend the Company an aggregate of $200,000, bearing interest at 6% per annum. The Nortle Loan and all accrued interest thereon, were due and payable on August 31, 2014. The Nortle Option Agreement provided that through October 18, 2013, Nortle had the option to loan LIBB an additional $300,000, on the same terms as the Nortle Loan (“Nortle Option”). In the event that Nortle did not exercise the Nortle Option by October 18, 2013, then on such date, the interest rate on the existing loan with Nortle would increase to 12% per annum for the remaining term. Due to the fact that the Nortle Option to advance additional funds was not exercised, the interest rate was increased to 12% per annum. On June 25, 2014, Nortle converted its loan and accrued interest of $217,951 into equity interests of LIBB. Such equity interests were converted into shares of our common stock in the Business Combination.

On November 19, 2013, LIBB and Cullen entered into a loan agreement (the “Cullen Loan Agreement”). Pursuant to the Cullen Loan Agreement, Cullen loaned LIBB $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan LIBB an additional $600,000. The Cullen Loan Agreement also required that LIBB utilize $450,000 of the loan to repay certain outstanding indebtedness. On December 5, 2013, Cullen exercised its option and extended to LIBB an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, LIBB received $300,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and accrued interest due and payable on August 31, 2014. On August 15, 2014, the maturity date of the Cullen Loan Agreement and the additional loan was extended to November 15, 2014. On November 7, 2014, the maturity date was further extended to March 15, 2015. On March 4, 2015, the maturity date was further extended to March 15, 2016. Upon consummation of the Business Combination, these loans by Cullen were forgiven.

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

2014 Private Placements

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

Subsequent Financing Activity

During 2016, the Company raised gross proceeds of $686,900, through the sale of 171,725 units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. In addition, in March 2016, the Lenders approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances under the Credit Agreement in the same amount, of which $250,000 will be advanced no later than March 24, 2016 and the remaining $250,000 will be advanced no later than April 22, 2016.

Cash flows

Net cash used in operating activities

Net cash used in operating activities were $3,084,756 for the year ended December 31, 2015 as compared to net cash used in operating activities of $2,481,308 for the year ended December 31, 2014. Cash used in operating activities for the year ended December 31, 2015 was primarily the result of the net loss of $3,180,269. Net loss was offset primarily by non-cash charges of $567,926 which was primarily attributable to depreciation and amortization, stock based compensation, and amortization of deferred financing costs. These non-cash charges were primarily offset by decreases in accounts payable and increases in inventory and accounts receivable. Cash used in operating activities for the year ended December 31, 2014 was primarily the result of the net loss of $3,151,381. The effect of our net losses on our cash flows were reduced by the increases in inventory and accounts receivable which were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $100,843 for the year ended December 31, 2015 as compared to $211,095 for the year ended December 31, 2014. Cash used in investing activities pertained primarily to the purchase of display items, trucks, and automobiles during these periods.

Net cash provided by financing activities

Net cash provided by financing activities was $2,994,627 for the year ended December 31, 2015 as compared to net cash provided by financing activities of $2,485,726 for the year ended December 31, 2014. During the year ended December 31, 2015, and prior to the Business Combination, we received additional proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, LIBB received loans totaling $550,000 from two of our stockholders, Bass Properties and Ivory Castle. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $568,468 through the issuance of 142,636 shares of common stock. In addition, the Company received net proceeds of $588,492 through the issuance of common stock and warrants during the year ended December 31, 2015. In addition, the Company raised $1,000,000 from the proceeds from its line of credit with the Lender which were offset by cash paid for deferred financing costs of $60,445. These proceeds were offset by repayments of the Company’s automobile loans and equipment loans of $22,729. During the year ended December 31, 2014, LIBB received $1,300,000 in loans from Ivory Castle, which were converted into membership interests in LIBB, and $300,000 in loans from Cullen. LIBB also raised net proceeds of $896,510 through the sale of membership interests. In addition, the Company raised $30,000 from a promissory note with its managing member which was repaid in October 2014. Lastly, cash flows from financing activities consisted of repayments of automobile loans of $10,784.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and periods in which payments were due as of December 31, 2015.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Line of Credit	$1,091,571.00	-	$1,091,571.00	-	-
Automobile loans	$56,095.00	$19,231.00	$26,345.00	$10,519.00	-
Hicksville Lease(1)	$78,796.00	$52,273.00	$26,523.00	-	-
Equipment Loan Reimbursement Agreement	$113,104.00	$36,627.00	$76,477.00	-	-

(1)	On June 6, 2014, LIBB entered into a three-year lease with a two-year renewal option for a 5,000 square foot facility in Hicksville, NY.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of Part III of this Form 10-K and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Accounting Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2015 due to a material weakness in our internal control over financial reporting as described below.

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

Internal Control over Financial Reporting

This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Effective May 27, 2015 upon the closing of the Business Combination, Edward Hanson, Kerry Kennedy and Richard Y. Roberts were appointed as Class 1 directors of the Company and Philip Thomas and Paul Vassilakos were appointed as Class 2 directors of the Company. The Class 1directors will hold office until the 2016 annual meeting of stockholders and the Class 2 directors will hold office until the 2017 annual meeting of stockholders. Thereafter, each director will hold office until the second succeeding annual meeting of stockholders after his or her election, or until his or her death, resignation, removal or the earlier termination of his or her term of office. In addition, Paul Vassilakos resigned as Chief Executive Officer and Philip Thomas was appointed as Chief Executive Officer of the Company, Peter Dydensborg was appointed as Chief Operating Officer of the Company and James Meehan was appointed as Chief Accounting Officer of the Company. The following table sets forth our directors and executive officers as of the date of this Form 10-K:

Name	Age	Position
Philip Thomas	40	Chairman of the Board, Chief Executive Officer and Director
Edward Hanson	40	Director
Kerry Kennedy	56	Director
Richard Y. Roberts	64	Director
Paul N. Vassilakos	39	Director
Peter Dydensborg	56	Chief Operating Officer
James Meehan	35	Chief Accounting Officer

Philip J. Thomas has served as our Chief Executive Officer and Chairman of the Board of since the consummation of the Business Combination on May 27, 2015. Mr. Thomas also has served as the Chief Executive Officer of LIBB since its formation in February 2011 and previously served as the Managing Member and a member of the board of managers of LIBB from February 2011 until May 2015. Since 2005, Mr. Thomas has also served as President of Capital Link LLC, a nationally recognized ATM processing network that he founded. Capital Link partnered with, among others, WSFS Bank (NASAQ: WSFS), Cash Connect, RBSWorldPay (RBS) and Switch Commerce, and these parties, in the aggregate, fund over 13,000 ATMs in all 50 states with over $8 billion annually. From 2008 to November 2010, he served as Chief Executive Officer of KarbonEx Corp, a company he founded dedicated to creating innovative, market driven solutions to address climate change and resolve the way businesses impact the environment. Prior to this, Mr. Thomas revitalized his family’s 45 year old food and beverage distribution business, Magnum Enterprises, by creating strategic partnerships with Coca-Cola, Vitamin Water and Kelloggs. Mr. Thomas began his career in 1998 while attending college at James Madison University where he created Highlawn Restaurant & Lounge, which he sold in 2001. Mr. Thomas graduated from James Madison University, where he was a Division I GTE scholar athlete. We believe Mr. Thomas’ business experience in the beverage industry will make him well suited to serve as a member of the Company’s board of directors.

Paul N. Vassilakos has served as a member of our board of directors since our inception. In addition, he served as our Chief Executive Officer from our inception until May 2015. Mr. Vassilakos also has served as Cullen’s Chief Executive Officer and as a member of its board of directors since November 2013 and as Cullen’s assistant treasurer since October 2009. Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation in July 2007. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos also previously served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos also currently serves on the Board of Directors of Cross Border Resources, Inc. (since April 2012) and Red Mountain Resources, Inc. (since October 2011), oil and natural gas exploration public companies. Mr. Vassilakos received a B.S. in finance from the Leonard N. Stern Undergraduate School of Business in 1998 and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 through February 2002. We believe Mr. Vassilakos’s extensive public company and capital markets experience, as well as his professional contacts and other business experience, make him well suited to serve on the Company’s board of directors.

Edward Hanson has been a member of the Company’s board of directors since the consummation of the Business Combination on May 27, 2015. Mr. Hanson also has been a member of Cullen’s board of directors since October 2009. Mr. Hanson has served as a principal of Global Partners Fund, a private equity fund investing in asset backed businesses, since 2009. Prior to this, he was a director of Babcock & Brown (UK) Ltd. Babcock & Brown was a principal investment firm headquartered in Sydney and Mr. Hanson worked in the London office from 1997 to 2009. He focused on Private Equity and Real Estate. Mr. Hanson received a Bachelor of Commerce from the University of Auckland in New Zealand. We believe Mr. Hanson’s business experience and contacts and relationships make him well suited to serve as a member of the Company’s board of directors.

Kerry Kennedy has been a member of our board of directors since the consummation of the Business Combination on May 27, 2015. Ms. Kennedy also has been a member of Cullen’s board of directors since October 2009. She is an American human rights activist and writer. In April 1988, she established the Robert F. Kennedy Memorial Center for Human Rights and acted as its executive director until January 1995 working on diverse human rights issues. Ms. Kennedy has been the Chair of the Amnesty International Leadership Council since January 1996. She was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. She also serves on the board of directors of the International Center for Ethics and Justice and Public Life at Brandeis University. Ms. Kennedy received a B.A. from Brown University in 1982 and an LLM from Boston College Law School in 1987. We believe Ms. Kennedy’s contacts and philanthropic work make her well suited to serve as a member of the Company’s board of directors.

Richard Y. Roberts has been a member of our board of directors since the consummation of the Business Combination on May 27, 2015. Mr. Roberts also has been a member of Cullen’s board of directors since October 2009. In March 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Mr. Roberts is a member of the board of directors of Red Mountain Resources, Inc., an independent, growth oriented energy company that intends to acquire and develop oil and gas properties. He was a director of Nyfix, Inc. from September 2005 to December 2009, Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University in 1973, a J.D. from the University of Alabama School of Law in 1976, and a Master of Laws from the George Washington University Law Center in 1981. We believe Mr. Roberts’ contacts and past business experience, including at the Securities and Exchange Commission, make him well suited to serve as a member of the Company’s board of directors.

Peter Dydensborg has served as our Chief Operating Officer since the consummation of the Business Combination on May 27, 2015. Mr. Dydensborg also has served as Chief Operating Officer of LIBB since January 2014. From 2004 to January 2014, Mr. Dydensborg served as Director of Sales Off Premise for Phoenix Beverages New York (“Phoenix”). Phoenix was the largest Heineken Beer distributor in the United States. During his ten year career with Phoenix, Mr. Dydensborg’s role was to create innovative market solutions in cooperation with national brewers to drive sales and market share. From 1994 to 2004, Mr. Dydensborg was with The Keebler Company which was later acquired by the Kellogg Company. While with these companies, Mr. Dydensborg was promoted into several roles throughout the east coast, including managing the Metro New York Zone Market (sales and operations) and restoring the Atlanta Zone market (which included Florida and Alabama). Prior to this, Mr. Dydensborg was with CPC International (which sold products such as Arnold Bread and Thomas English Muffins) in an Account Management Role. He managed several leading retailers in the metro New York market in this position. Mr. Dydensborg started he career in 1987 in sales management with the New York Coca Cola Bottling company in the New Jersey market. Mr. Dydensborg is a graduate from Georgia State University and was a member of the Georgia State Soccer team in the SEC conference.

James Meehan has served as our Chief Accounting Officer since the consummation of the Business Combination on May 27, 2015. Mr. Meehan also has served as the Chief Accounting Officer of LIBB since June 2014. From 2003 to June 2014, Mr. Meehan was employed by Marcum LLP, a public accounting firm where he serviced a wide variety of publicly and privately held companies. Mr. Meehan is a graduate of Manhattan College. Mr. Meehan is a Certified Public Accountant.

Consultant

Julian Davidson joined the Company in June 2015 as a consultant to assist us in the buildout of our NARTD tea business and potential expansion into alcoholic beverages. Mr. Davidson brings nearly 25 years in the beverage industry, primarily in Australia and New Zealand. He was most recently Chief Executive Officer of Independent Liquor NZ, businesses in New Zealand, the U.S., and Canada. Independent Liquor NZ is a New Zealand based alcohol beverage company that Mr. Davidson joined in 2006 when it was acquired by a private equity firm and sold to Asahi in 2011 for NZ$1.5 billion. Mr. Davidson transitioned Independent Liquor NZ from a single focus ARTD business to a multi-beverage business (ARTD/beer/cider /spirits). Prior to Independent Liquor NZ, he spent 15 years at Lion Nathan, an Australasian brewery subsidiary of Kirin Holdings. Independent Liquor NZ is recognized for its highly innovative approach to new product development and marketplace brand launches. In New Zealand, Independent Liquor NZ has market leadership in the ARTD category which are the areas of proposed expansion for the Company’s alcohol portfolio.

Strategic Advisory Board

We are assembling a strategic advisory board that will assist our management in exploring business opportunities. Our strategic advisory board is distinct from our board of directors. Individual members of our strategic advisory board regularly provide us with advice on product development and business opportunities. Our advisors will meet weekly to discuss business objectives. Our advisors enter into confidentiality agreements with us and retain no intellectual property rights to our products. They are compensated for their time through awards of stock and annual cash fees. Our current advisors are:

John Carson is Chairman of the Board of Intercontinental Beverage Capital Inc. (“IBC”). He is former Chairman, Chief Executive Officer and President of several leading beverage companies including Marbo, Inc. and Triarc Beverages, both private equity backed corporations. As Chairman of Triarc Beverages (RC Cola), he led the acquisition and integration of Snapple Beverages and expanded business internationally by leading negotiations in China, Japan, Mexico, South America, Russia and Poland. Mr. Carson sold the entire beverage portfolio of Triarc to Cadbury Schweppes, generating a significant return for investors. He is former President of Cadbury Schweppes North America where he led the expansion of the Schweppes brand beyond mixers and into adult soft drinks. He also led the expansion of the Tampico brand throughout new markets, including Mexico, Brazil and the emerging U.S. Hispanic and African American markets. Mr. Carson is a Board Member of the National Soft Drink Association and Director of Water Source Inc.

Tom Cardella was formerly the President and Chief Executive Officer of Tenth and Blake Beer Company, the craft, import and cider division of MillerCoors. He also served as eastern division president for MillerCoors, where he was responsible for all commercial operations in the eastern half of the U.S. Prior to the merger with Coors, Mr. Cardella was executive vice president of sales and distribution for Miller Brewing Company, a position he took in August 2006. At Miller, Mr. Cardella also served as senior vice president, international brands and market development. Earlier in his career, Mr. Cardella held a variety of sales and marketing management positions at Miller before joining InBev in 1995. At InBev, he held several senior-level positions, including U.S. vice president of sales. He also served as the CEO of Beck’s North America, vice president strategic planning at Femsa Cerveza in Monterrey, Mexico and vice president of marketing at Labatt USA. Mr. Cardella serves on the Board of Directors for the Green Bay Packers, United Way of Greater Milwaukee, and the Marcus Center for Performing Arts.

Dan Holland is the former Chief Executive Officer of XXIV Karat Wines, which was founded in 2012 and offers the first gold infused sparkling wine. He is the former President and Chief Executive Officer of The Rising Beverage Co (Los Angeles, CA) and prior to that served as an adviser for First Beverage Group. Mr. Holland began his career at Mission Beverage, where he served as president for 15 years. During his tenure as President of Mission Beverage, Mr. Holland served on many distributor/supplier councils for companies including Coors Brewing Co., Heineken, Guinness, Anheuser-Busch InBev and Glaceau.

David “Bump” Williams is the President and CEO of The BWC Company, a consulting company that works across the entire 6-tier network of beverages. Mr. Williams began his career at Procter & Gamble where he developed a National Sales Program (Publishers Clearing House) that incorporated all P&G brands being merchandised across the United State with key national retailers. In 1986 he left P&G to head up Analytics and National Accounts at the A.C. Nielsen Company where he developed the industry’s first Beverage Vertical servicing a multitude of manufacturers, retailers and distributors. In 1994 he joined Information Resources, Inc. as the President of Global Consulting where he was responsible for the use of store-level data and consumer segmentation analyses that allowed the beverage industry to develop specific advertising, point of sale and new product launches at targeted consumers and specific demographic audiences. In 2008, Mr. Williams resigned his post at IRI and retired but has continued to provide consulting to several retailers to conduct analyses on the health of their beverage business and determine business plans and strategies designed to capitalize on changing consumer purchase behavior. He works with brewers, distillers, vintners, retailers, importers, private equity, Wall St. and investment companies, large and small from around the globe on new product launches, pricing and promotion analytics, mergers and acquisitions, market expansion and strategic business planning. Mr. Williams serves on several boards of directors and advisors across the beverage alcohol and non-alcoholic beverage community.

Board Leadership Structure and Role in Risk Oversight

Upon consummation of the Business Combination, Philip Thomas was appointed as our Chairman of the Board and Chief Executive Officer. We believe that having Mr. Thomas act as both Chairman of the Board and Chief Executive Officer is most appropriate for us at this time because it provides us with consistent and efficient leadership, both with respect to our operations and the leadership of the board. In particular, having Mr. Thomas act in both of these roles increases the timeliness and effectiveness of the board’s deliberations, increases the board’s visibility into our day-to-day operations, and ensures the consistent implementation of our strategies.

We also believe in the importance of independent oversight. We will look to ensure that this oversight is truly independent and effective through a variety of means, including:

•	Having a majority of the board be considered independent.

•	At each regularly scheduled board meeting, all independent directors will typically be scheduled to meet in an executive session without the presence of any management directors.

We believe that the combined role of Chairman and Chief Executive Officer, together with the significant responsibilities of our other independent directors described above, provides an appropriate balance between leadership and independent oversight.

Corporate Governance

We have separately standing audit, nomination and compensation committees.

Nominating Committee

The nominating committee consists of Edward Hanson, Richard Y. Roberts and Kerry Kennedy, each of whom is an independent director under the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, stockholders and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no changes to the procedures by which security holders may recommend nominees to our board of directors since we became a reporting company in connection with the consummation of the Business Combination.

The parties to the Merger Agreement, including us, have agreed to take all necessary action so that Messrs. Thomas, Vassilakos, Hanson and Roberts and Ms. Kennedy are elected as directors for the three years following the consummation of the Business Combination.

Audit Committee

The audit committee consists of Edward Hanson and Richard Y. Roberts, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the Nasdaq. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in the Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by the independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	reviewing and approving any related party transactions we may enter into. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. We have determined that Edward Hanson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The compensation committee consists of Edward Hanson, Richard Y. Roberts and Kerry Kennedy, each of whom is an independent director. The principal functions of the compensation committee are:

•	evaluate the performance of our officers,

•	review any compensation payable to our directors and officers,

•	prepare compensation committee reports, and

•	administer the issuance of any common stock or other equity awards issued to our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that:

•	Ivory Castle Limited did not timely file its Form 3;

•	Vistra Asia Ltd. did not timely file its Form 3;

•	Eric Watson did not timely file a Form 4 disclosing seven transactions (five purchase transactions for an aggregate of 1,712 shares of common stock and two sale transactions for an aggregate of 775 shares of common stock) that occurred during the period from June 2, 2015 to June 24, 2015;

•	KA No. 2 Trustee Ltd. did not timely file its Form 3; and

•	Kerry Kennedy did not timely file a Form 4 disclosing one transaction (a grant of 8,956 shares of common stock) that occurred on January 26, 2016.

Code of Ethics

In May 2015, upon consummation of the Business Combination, our board of directors adopted a code of ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Accounting Officer, as well to the directors, officers and employees of subsidiaries we have or may have in the future. We will provide a copy of our code of ethics, upon request of any person, without charge. Requests should be sent in writing to Long Island Iced Tea Corp., 116 Charlotte Avenue, Hicksville, New York 11801.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth all compensation of our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer (together, the “Named Executive Officers”) for the fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table for 2015

Name and principal position	Year	Salary($)	Bonus($)	Option Awards($)(1)	All Other Compensation($)		Total($)
Philip Thomas(2)	2015	99,300	-	147,808	13,572	(3)	260,680
Chairman of the Board and Chief Executive Officer	2014	19,000	-	-	-		19,000
Paul N. Vassilakos(4)	2015	-	-	-	-		-
Former Chief Executive Officer	2014	-	-	-	-		-
Peter Dydensborg(5)	2015	135,808	-	108,394	21,211	(6)	265,413
Chief Operating Officer	2014	169,846	50,500	-	23,301	(7)	243,647
James Meehan(8)	2015	120,462	-	29,562	4,761	(3)	154,785
Chief Accounting Officer	2014	65,077	3,000	-	-		68,077

(1)	Represents the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in Note 9 to our audited consolidated financial statements for the year ended December 31, 2015 contained herein.

(2)	The information in the table includes compensation to Mr. Thomas from LIBB prior to the consummation of the Business Combination on May 27, 2015. Mr. Thomas became our Chief Executive Officer on such date.

(3)	This amount represents health insurance paid by the Company for the respective officers.

(4)	The information in the table includes compensation paid to Mr. Vassilakos by Cullen prior to the consummation of the Business Combination on May 27, 2015, but excludes compensation paid to Mr. Vassilakos as a member of our board of directors after such date. Compensation paid to Mr. Vassilakos as a director is set forth under “Director Compensation” below. Mr. Vassilakos ceased to be our Chief Executive Officer on May 27, 2015.

(5)	The information in the table includes compensation paid to Mr. Dydensborg by LIBB prior to the consummation of the Business Combination on May 27, 2015. Mr. Dydensborg became our Chief Operating Officer on such date.

(6)	This amount represents reimbursement of COBRA expenses paid by Mr. Dydensborg, health insurance premiums paid by the Company for Mr. Dydensborg, and Mr. Dydensborg’s travel allowance.

(7)	This amount represents reimbursement of COBRA expenses paid by Mr. Dydensborg and Mr. Dydensborg’s travel allowance.

(8)	The information in the table includes compensation paid to Mr. Meehan by LIBB prior to the consummation of the Business Combination on May 27, 2015. Mr. Dydensborg became our Chief Accounting Officer on such date.

Compensation Arrangements

Our policies with respect to the compensation of our executive officers are administered by our board in consultation with its compensation committee. Our compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the compensation committee is charged with recommending executive compensation packages to our board of directors.

Compensation Prior to the Business Combination

Paul N. Vassilakos served as Cullen’s sole executive officer during the fiscal year ended December 31, 2014 and during the period from January 1, 2015 to May 27, 2015, the date the Business Combination was consummated. Based on Cullen’s level of operations, financial condition and results of operations, Cullen’s board, in consultation with its compensation committee, determined not to pay any compensation to Cullen’s officers during these periods. Mr. Vassilakos also served as our Chief Executive Officer from our inception through May 27, 2015. We did not pay him any compensation for such services.

Philip Thomas served as LIBB’s Chief Executive Officer during the fiscal year ended December 31, 2014 and during the period from January 1, 2015 to May 27, 2015. In April 2014, LIBB began paying him $26,000 per year for such services. LIBB also reimbursed him for all out-of-pocket expenses he incurred on LIBB’s behalf.

Peter Dydensborg and James Meehan served as LIBB’s Chief Operating Officer and Chief Accounting Officer, respectively, during the fiscal year ended December 31, 2014 and during the period from January 1, 2015 to May 27, 2015, pursuant to written employment agreements. Such agreements provided for Messrs. Dydensborg and Meehan to receive base salaries of $170,000 and $120,000 per year, respectively. Additionally, each was entitled to an incentive bonus of not less than 15% and 5% of such individual’s base salary, respectively. Each of the employment agreements with Messrs. Dydensborg and Meehan contained provisions for the protection of LIBB’s intellectual property and for non-compete restrictions during employment and in the event of termination of the relevant individual (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from LIBB’s customers for a period of one year following termination).

Compensation after the Business Combination

Upon consummation of the Business Combination, Mr. Vassilakos resigned as our Chief Executive Officer. Messrs. Thomas, Dydensborg and Meehan became our Chairman of the Board and Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, respectively, and also retained their respective positions with LIBB.

In connection with the closing of the Business Combination, each of Messrs. Thomas, Dydensborg and Meehan entered into new employment agreements with us to serve as our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, respectively. Each employment agreement has a term of two years from the closing of the Business Combination, except that the agreements with Messrs. Dydensborg and Meehan provide that either we or the executive can terminate the agreement with six months’ advance notice (or three months’ advance notice, in the case of Mr. Meehan). The employment agreements provide for Messrs. Thomas, Dydensborg and Meehan to receive base salaries of $150,000, $130,000 and $120,000, respectively. Additionally, each is entitled to an incentive bonus of up to 50%, 40% and 25% of such individual’s base salary, respectively.

Unless terminated by us without “cause” or by the executive with “good reason” (as such terms are defined in the employment agreements), upon termination the executives will be entitled only to their base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by us without “cause” or by the executives with “good reason,” each executive is entitled to be paid severance (base salary for a period of six months for Messrs. Thomas and Dydensborg and base salary for a period of three months for Mr. Meehan), valid expense reimbursements and accrued but unused vacation pay.

Each of the employment agreements contain provisions for the protection of our intellectual property and confidentiality and non-competition restrictions for the executives (generally imposing restrictions during employment and for a period of two years following the consummation of the Business Combination on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from our customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

Pursuant to their employment agreements, Messrs. Thomas, Dydensborg and Meehan also received a five-year option to purchase 80,000 shares of our common stock, 58,667 shares of our common stock and 16,000 shares of our common stock, respectively, at an exercise price of $3.75 per share. The options vest quarterly in equal proportions over the two year employment term. If Mr. Thomas, Dydensborg or Meehan’s employment is terminated by us without “cause” or by such executive with “good reason,” then the option granted to him will become vested in full and will be exercisable for one year from the date of termination. In addition, the options may be accelerated upon the occurrence of certain change of control transactions. If any one person, or more than one person acting as a group, acquires the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, and our board of directors does not authorize or otherwise approve such acquisition, then immediately prior to the closing of such acquisition, the options will immediately and entirely vest, and the executive will have the immediate right to purchase and/or receive any and all common stock subject to the options. Furthermore, the compensation committee may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, which acquisition has been approved by our board of directors, (i) accelerate the vesting of the options, or (ii) require the executive to relinquish the option to us upon the tender by us to the executive of cash in an amount equal to the repurchase value of such award.

In connection with the Business Combination, we adopted the 2015 Plan, which is administered by our compensation committee. The committee may grant stock options, stock appreciation rights, restricted stock or other stock-based awards under the plan to our employees, officers, directors and consultants. Our board has reserved 466,667 shares of our common stock for issuance under the plan. No awards have been granted under the plan as of December 31, 2015.

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for the Named Executive Officers as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End for 2015

	Option awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Philip Thomas	20,000	60,000	(1)	3.75	5/27/2020
Peter Dydensborg	14,667	44,000	(1)	3.75	5/27/2020
James Meehan	4,000	12,000	(1)	3.75	5/27/2020

(1)	The options vest in six equal quarterly installments on February 27, 2016, May 27, 2016, August 27, 2016, November 27, 2016, February 27, 2017 and May 27, 2017.

Director Compensation

The following table sets forth all compensation of our directors for the fiscal year ended December 31, 2015. The compensation for Mr. Thomas, who is our Chairman of the Board and Chief Executive Officer, is fully reflected in the Summary Compensation Table above.

Director Compensation for 2015

Name	Fees earned or paid in cash($)	Stock awards($)(1)	Total($)
Paul N. Vassilakos	-	$30,000	$30,000
Edward Hanson(2)	-	$30,000	$30,000
Kerry Kennedy(2)	-	$30,000	$30,000
Richard Y. Roberts(2)	-	$30,000	$30,000

(1)	On January 26, 2016, each of Messrs. Vassilakos, Hanson and Roberts and Ms. Kennedy were granted 8,956 shares of our common stock for their service as directors in 2015. The stock awards are not subject to vesting or other contractual restrictions. The amounts reported in the stock awards column represent the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in Note 14 to our audited consolidated financial statements for the year ended December 31, 2015 contained herein.

(2)	Appointed as a director on May 27, 2015.

Compensation Prior to the Business Combination

Each of Messrs. Vassilakos, Hanson and Roberts and Ms. Kennedy served as a director of Cullen prior to the consummation of the Business Combination. Cullen’s directors received no compensation for their services as such for the period from January 1, 2015 to May 27, 2015, the date the Business Combination was consummated. Mr. Vassilakos also served as our sole director prior to the Business Combination. We did not pay him any compensation for such services.

Mr. Thomas served as managing member of LIBB and Mr. Thomas and Thomas Panza served on the board of managers of LIBB prior to the consummation of the Business Combination. Neither the managing member nor any of the managers received any compensation for their services as such for the period from January 1, 2015 to May 27, 2015.

Compensation after the Business Combination

In connection with the consummation of the Business Combination on May 27, 2015, we adopted compensation arrangements for our nonemployee directors. For the period from July 1, 2015 to December 31, 2015, each non-employee director received an annual award of $30,000 in shares of our common stock, valued as of December 31, 2015. Thereafter, each non-employee director receives an annual cash fee of $30,000. In addition, each non-employee director receives an annual award of $35,000 in shares of our common stock, valued as of December 31st of such year. The stock awards are not subject to vesting or other contractual restrictions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 18, 2016, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

The percentage of beneficial ownership set forth in the table above is calculated based on 4,873,332 outstanding shares of Common Stock as of March 18, 2016. Unless otherwise indicated, the Company believes that all persons named in the table above have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Paul N. Vassilakos(2)	78,123	1.6%
Kerry Kennedy(3)	29,623	*
Richard Y. Roberts(4)	29,623	*
Edward Hanson(5)	29,623	*
Phil Thomas(6)	764,141	15.6%
Peter Dydensborg(7)	37,692	*
James Meehan(8)	6,000	*
All directors and executive officers (7 persons)	974,825	19.6%
Five Percent Holders:
Eric J. Watson(9)	1,613,129	28.1%
Bass Properties, LLC(10)	393,438	8.0%
Thomas Panza(11)	736,641	15.1%
Ivory Castle Limited(12)	952,243	19.5%
K2(13)	525,230	9.7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 116 Charlotte Avenue, Hicksville, NY 11801.

(2)	Includes 23,750 shares subject to warrants that are currently exercisable.

(3)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(4)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, LLC, 1200 New Hampshire Avenue N.W., Suite 300, Washington, D.C. 20036.

(5)	Mr. Hanson’s business address is 94 Draycott Ave, London SW3 3AD, United Kingdom.

(6)	Includes (i) 6,250 shares subject to warrants that are currently exercisable, and (ii) 30,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 50,000 shares subject to stock options that will not become exercisable within 60 days.

(7)	Includes 22,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 36,667 shares subject to stock options that will not become exercisable within 60 days.

(8)	Includes 6,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 10,000 shares subject to stock option that will not become exercisable within 60 days.

(9)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand. Mr. Watson resigned from his positions as an officer and director of the Company in November 2013. Represents shares of Common Stock held by Cullen Holdings, an entity controlled by Mr. Watson. Includes 689,444 shares subject to warrants that are currently exercisable and 169,330 shares issuable upon the conversion of debt held by Brentwood LIIT Inc., as to which Brentwood LIIT Inc. has divested voting and dispositive control in favor of Mr. Watson. Excludes 77,562 shares that will be issuable upon conversion of the debt upon completion of the advances approved on March 17, 2016.

(10)	The business address of Bass Properties, LLC is 99-1115A Aiea Heights Drive, Aiea, HI 96701. Thomas T. Ritchie, the Manager of Bass Properties, LLC, has voting and dispositive power over the shares held by Bass Properties, LLC. Includes 15,000 shares subject to warrants that are currently exercisable.

(11)	Includes 15,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 25,000 shares subject to stock options that will not become exercisable within 60 days.

(12)	John Matthew Ashwood and Michael Raymond Shue have voting and dispositive control over the shares of Common Stock held by Ivory Castle Limited. The business address of Ivory Castle Limited and of Messrs. Ashwood and Shue is c/o Suite 5501, 55th Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. Includes 22,500 shares subject to warrants that are currently exercisable.

(13)	Tony Thomas has voting and dispositive control over the shares of Common Stock held by KA#2 Ltd. The business address of Mr. Thomas and of KA#2 Ltd. is 2 Pompallier Terrace, Ponsnoby, Auckland, New Zealand. Includes 421,667 shares subject to warrants that are currently exercisable and 103,563 shares issuable upon the conversion of debt held by Brentwood LIIT Inc., as to which Brentwood LIIT Inc. has divested voting and dispositive control in favor of KA#2 Ltd. Excludes 47,438 shares that will be issuable upon conversion of the debt upon completion of the advances approved on March 17, 2016.

Equity Compensation Plans

As of December 31, 2015, we had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		-	466,667	(1)
Equity compensation plans not approved by security holders(1)	194,667	(2)	$3.75	-
Total	194,667		$3.75	466,667

(1)	Represents shares of common stock available for issuance under our 2015 Long-Term Incentive Plan.

(2)	Represents stock option grants to Philip Thomas, Peter Dydensborg, James Meehan and Thomas Panza upon consummation of the Business Combination. The material terms of the stock options granted to Messrs. Thomas, Dydensborg and Meehan are described under Item 11 of Part III of this Form 10-K and the material terms of the stock option granted to Mr. Panza are described under Item 13 of Part III of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Related Party Transactions

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our Chief Executive Officer and a director of ours, and certain of his family members, and owned by Mr. Thomas’ father. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines. The reimbursements will be made in 35 monthly payments, the first three in the amount of $14,544 and the remaining payments in the amount of $3,819. Upon completion of these payments, Magnum will transfer the vending machines to us. In addition, in exchange for the right to stock certain other vending machines that Magnum has the right to use, we agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. We may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum.

Also on November 23, 2015, we entered into (the Credit Agreement, as amended as of January 10, 2016, by and among LIBB, us and the Lender. The Lender is controlled by Eric Watson, who currently beneficially owns approximately 28.1% of our outstanding common stock. The Credit Agreement provides for a revolving Credit Facility in an initial Available Amount of up to $1,000,000, subject to increases as provided in the Credit Agreement, up to a maximum Facility Amount of $5,000,000. We also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. On March 17, 2016, the Lenders approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances under the Credit Agreement in the same amount, of which $250,000 will be advanced no later than March 24, 2016 and the remaining $250,000 will be advanced no later than April 22, 2016. The Credit Facility bears interest at rate equal to the prime rate plus 7.5%, compounded quarterly, and matures on November 23, 2018. As of December 31, 2015, the outstanding balance of the loans under the Credit Facility was approximately $1,091,571, which is also the largest amount outstanding since the inception of the loans, but which excludes the $500,000 of advances approved on March 17, 2016. No principal or interest has been paid since the inception of the loans, except that $4,071 of interest was compounded by adding to the outstanding balance of the loans. The loans under the Credit Agreement are evidenced by the Lender Note. The Lender may elect to convert the outstanding principal and interest under the Lender Note into shares of our common stock at a conversion price of $4.00 per share. In addition, in connection with the establishment of the Credit Facility, we issued the Lender Warrant to the Lender. The Lender Warrant entitles the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision.

On April 28, 2015, we received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of the ours. This note had an interest rate of 10% per annum and was scheduled to mature on July 31, 2016. On June 30, 2015 the note and accrued interest of $152,425 were converted into 38,107 shares of common stock.

On May 4, 2015, we received $400,000 as proceeds from a loan with Ivory Castle Limited, a stockholder of ours. This note has an interest rate of 6% per annum and was scheduled to mature on July 31, 2016. On June 30, 2015 the note and accrued interest of $403,485 were converted into 100,872 shares of common stock.

On June 30, 2015, a family member of Paul Vassilakos, a member of our board of directors, purchased 12,500 shares of common stock for $4.00 per share for an aggregate of $50,000. In addition, on June 30, 2015, family members of Philip Thomas, Chief Executive Officer and a member of our board of directors purchased 12,500 shares of common stock for $4.00 per share for an aggregate of $50,000.

On September 17, 2015, as part of the October Private Placement, Paul Vassilakos, a member of our board of directors, purchased 6,250 units from us at a purchase price of $4.00 per unit, for an aggregate of $25,000. On November 30, 2015 and March 14, 2016, as part of the February Private Placement, Mr. Vassilakos purchased 10,000 units and 7,500 units, respectively, in each case at a purchase price of $4.00 per unit, for an aggregate of $70,000. On September 30, 2015, as part of the October Private Placement, Philip Thomas, Chief Executive Officer and a member of our board of directors, purchased 6,250 units from us for a purchase price of $4.00 per unit, for an aggregate of $25,000. Ivory Castle Limited, a shareholder of ours, purchased 22,500 units from us for a purchase price of $4.00 per unit, for an aggregate of $90,000 and Bass Properties LLC, a shareholder of ours, purchased 15,000 units from us for a purchase price of $4.00 per unit, for an aggregate of $60,000. The private placements are described more fully in Item 7 of Part II of this Form 10-K.

In connection with the closing of the Business Combination, on May 27, 2015, Thomas Panza, who beneficially owns 15.6% of our outstanding common stock, entered into a new employment agreement with LIBB to serve as LIBB’s Purchasing Manager. The agreement has a term of two years except that either LIBB or Mr. Panza can terminate the agreement with six months’ advance notice. Mr. Panza receives a base salary of $80,000 under the agreement. Additionally, Mr. Panza is entitled to an incentive bonus of up to 50% of his base salary. In addition, at the closing of the Business Combination, he received a five-year option to purchase 40,000 shares of our common stock at an exercise price of $3.75 per share, vesting quarterly in equal proportions over the two year employment term. Unless terminated by LIBB without “cause” or by Mr. Panza with “good reason” (as such terms are defined in the employment agreement), upon termination Mr. Panza will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by LIBB without “cause” or by Mr. Panza with “good reason,” Mr. Panza is entitled to be paid severance (base salary for a period of six months), valid expense reimbursements and accrued but unused vacation pay.

Philip Thomas, our Chief Executive Officer and a director of ours and the beneficial owner of 16.1% of our outstanding common stock, and Thomas Panza, the beneficial owner of 15.6% of our outstanding common stock, are parties to the Merger Agreement and certain related agreements, including lock-up agreements and a registration rights agreement. Pursuant to the Merger Agreement, upon consummation of the Business Combination on May 27, 2015, each of Messrs. Thomas and Panza was issued 721,641 shares of our common stock.

Pursuant to the lock-up agreements, Messrs. Thomas and Panza will not be able to sell any of the shares of our common stock that they received as a result of the Business Combination until May 27, 2016, subject to certain limited permitted transfers and subject to early release from such restrictions in the event that we consummates a liquidation, merger, stock exchange or other transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or property.

Pursuant to the registration rights agreement, the former members of LIBB (the “LIBB members”), including Messrs. Thomas and Panza, are entitled to demand that we register the shares issued to them pursuant to the Merger Agreement under the Securities Act of 1933, as amended. The LIBB members can elect to exercise these registration rights at any time after the closing of the Business Combination. In addition, the LIBB members have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. Notwithstanding such registration rights, the lock-up restrictions described above shall remain in effect for the balance of the twelve month period.

Cullen Investments Ltd., a company controlled by Eric Watson, who beneficially owns approximately 28.1% of our common stock, and Petrina Advisors, Inc., a company owned by Paul Vassilakos, a member of our board of directors, have paid certain expenses on our behalf. As of December 31, 2015, accounts payable and accrued expenses to these parties were $87,258.

We record revenue related to sales to Magnum. For years ended December 31, 2015 and 2014, sales to Magnum were $4,800 and $6,430, respectively. As of December 31, 2015 and December 31, 2014, there was $518 and $1,326, respectively, due from Magnum which was included in accounts receivable in the consolidated balance sheets. We also purchase product to supplement certain vending sales from this entity. For the year ended December 31, 2015, we purchased $9,356 of product from Magnum. As of December 31, 2015, the outstanding balance due to Magnum included in accounts payable was $3,242.

LIBB Related Party Transactions

On August 21, 2014, LIBB entered into a loan agreement with Philip Thomas, the Chief Executive Officer and managing member, for $30,000. The loan bore interest at 6% and had an original maturity date of August 31, 2014. On August 30, 2014, the loan was extended to October 15, 2014. On October 15, 2014, LIBB repaid the full amount of the loan together with accrued interest for a total amount of $30,266.

Cullen Related Party Transactions

The holders of the majority of the Founders’ Shares (as defined below) are entitled to make up to two demands that Cullen register such shares pursuant to a registration rights agreement entered into with the predecessor in connection with the predecessor’s initial public offering. The “Founders’ Shares” are shares that were acquired from Cullen’s predecessor prior to such predecessor’s initial public offering. The holders of such Founders’ Shares became stockholders of Cullen upon consummation of Cullen’s business combination with the predecessor and became stockholders of ours upon consummation of the Business Combination between us, Cullen and LIBB. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

On December 31, 2014, Cullen entered into a Sale and Purchase Agreement with Hart Acquisitions LLC (“Hart”), an affiliate of Richard Watson, a former director of Cullen and the brother of Eric Watson, Cullen’s former Chief Executive Officer and current principal stockholder, pursuant to which, on January 31, 2015, Cullen sold to Hart certain assets and intellectual property related to Cullen’s former agricultural business for an aggregate of $125,000. The assets consisted of all of Cullen’s remaining equipment, including computer equipment, agricultural equipment, vehicles, a mower, and a tractor. The intellectual property consisted of Cullen’s proprietary farming system (including forage growth and yields, animal genetics and milking systems) that was developed by adapting established grazing science, processes, technology, and genetics to liquid milk production in the Southeastern United States. Additionally, in the event that Hart sells the intellectual property subject to the agreement or licenses the intellectual property to a third party at any time prior to January 31, 2020, Cullen will be entitled to 20% of the amount received from such sale or license.

Related Person Policy

Upon consummation of the Business Combination, we adopted a Related Person Policy that requires us (and our subsidiaries, including LIBB) to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except as approved by unconflicted executives, the board of directors, or audit committee in accordance with guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we will require each of its directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

Though our securities will not be listed on a national securities exchange, we have elected to adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, we have determined that each of Messrs. Hanson and Roberts and Ms. Kennedy is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered. Marcum also acted as LIBB’s and Cullen’s principal accountant. The fees set forth below include audit fees paid by us, Cullen and LIBB.

	2015	2014
LIIT
Audit fees	$69,000	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Cullen
Audit fees	$33,634	$59,990
Audit-Related Fees		-
Tax Fees(1)	$3,975	$3,244
All Other Fees	-	-
LIBB
Audit fees	$33,670	$147,550
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)         For tax compliance work.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee pre-approved all the foregoing services provided to us. Cullen’s audit committee pre-approved all of the foregoing services provided to it. Because LIBB did not have an audit committee, the foregoing services provided to LIBB were approved by its managing member and board of managers. In accordance with Section 10A(i) of the Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	The financial statement schedules:

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)	The following exhibits:

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference from Annex A-1 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.2†	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015 by and among Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC and Phil Thomas and Thomas Panza (incorporated by reference from Annex A-2 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex C of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.2	Bylaws (incorporated from Annex D of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

4.1	Specimen Common Stock Certificate of Long Island Iced Tea Corp (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

Exhibit No.	Description

10.1	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders (incorporated by reference from Triplecrown Acquisition Corp.’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) originally filed on July 12, 2007).

10.2	Sale and Purchase Agreement, dated as of December 31, 2014, by and between Cullen Agricultural Holding Corp. and Hart Acquisitions, LLC (incorporated by reference from Exhibit 10.5 to Cullen’s Annual Report on Form 10-K filed on March 4, 2015).

10.3	Form of Lock-Up Agreement (incorporated from Exhibit 10.1 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.4	Form of Escrow Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.5	Form of Registration Rights Agreement (incorporated from Exhibit 10.3 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.6*	Form of Employment Agreement between Long Island Iced Tea Corp. and Philip Thomas (incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.7*	Form of Employment Agreement between Long Island Iced Tea Corp. and Peter Dydensborg (incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.8*	Form of Employment Agreement between Long Island Iced Tea Corp. and James Meehan (incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.9*	Form of Employment Agreement between Long Island Brand Beverages LLC. and Thomas Panza (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.10*	2015 Long-Term Incentive Equity Plan (incorporated by reference from Annex G of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.11*	Form of Executive Stock Option Agreement.

10.12	Form of Subscription Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.13	Form of Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.14	Expense Reimbursement Agreement, dated as of November 23, 2015, by and between Long Island Iced Tea Corp. and Magnum Vending Corp. (incorporated from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.15	Credit and Security Agreement, dated as of November 23, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.16	Form of Secured Convertible Promissory Note (incorporated from Exhibit A to the Credit and Security Agreement). (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.17	Form of Lender Warrant (incorporated from Exhibit C to the Credit and Security Agreement). (incorporated from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.18	Form of Parent Guaranty (incorporated from Exhibit D to the Credit and Security Agreement). (incorporated from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.19	Registration Rights Agreement, dated as of December 3, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.20	Pledge and Escrow Agreement, dated as of December 3, 2015, by and among Long Island Iced Tea Corp., Brentwood LIIT Inc. and Graubard Miller. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

21.1	Subsidiaries of the Registrant.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Cullen agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders’ of Long Island Iced Tea Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Long Island Iced Tea Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Island Iced Tea Corp. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Melville, New York
March 22, 2016

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$207,192	$398,164
Accounts receivable, net (including amounts due from related parties of $67,992 and $27,155, respectively)	363,096	174,637
Inventories, net	712,558	561,107
Restricted cash	127,580	-
Prepaid expenses and other current assets	48,237	9,573
Total current assets	1,458,663	1,143,481

Property and equipment, net	360,920	242,123
Intangible assets	27,494	32,498
Other assets	67,438	11,706
Deferred financing costs	1,838,082	-
Total assets	$3,752,597	$1,429,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$601,681	$825,044
Accrued expenses	458,938	112,819
Current portion of automobile loans	19,231	17,915
Current portion of equipment loan	36,627	-
Total current liabilities	1,116,477	955,778

Loans payable	-	1,500,000
Line of credit	1,091,571	-
Other liabilities	30,000	92,466
Deferred rent	4,648	5,966
Long term portion of automobile loans	36,864	56,096
Long term portion of equipment loan	76,477	-
Total liabilities	2,356,037	2,610,306

Commitments and contingencies, Note 12

Stockholders' Equity (Deficiency)
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 4,635,783 and 2,633,334 shares issued and outstanding, as of December 31, 2015 and December 31, 2014, respectively	463	263
Additional paid-in capital	3,926,074	3,184,574
Accumulated deficit	(2,529,977)	(4,365,335)
Total stockholders' equity (deficiency)	1,396,560	(1,180,498)

Total liabilities and stockholders' equity (deficiency)	$3,752,597	$1,429,808

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Gross sales (including sales to related parties of $54,849 and $82,427, respectively)	$2,023,352	$1,847,702
Less: Sales rebates, discounts, and allowances	124,122	103,262
Net sales	1,899,230	1,744,440

Cost of goods sold	1,556,140	1,504,146
Gross profit	343,090	240,294

Operating expenses:
General and administrative expenses	1,946,270	1,073,867
Selling and marketing expenses	1,449,049	2,207,510
Total operating expenses	3,395,319	3,281,377

Operating Loss	(3,052,229)	(3,041,083)

Other expenses:
Other expense	(3,327)	-
Interest expense	(124,713)	(110,298)
Total other expenses	(128,040)	(110,298)

Net loss	$(3,180,269)	$(3,151,381)

Weighted average number of common shares outstanding – basic and diluted	3,744,931	2,633,334

Basic and diluted net loss per share	$(0.85)	$(1.20)

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance at January 1, 2014	2,633,334	$263	$761,006	$(1,213,954)	$(452,685)

Proceeds from sale of membership interest, net	-	-	896,510	-	896,510
Conversion of loans payable to membership interest	-	-	1,527,058	-	1,527,058
Net loss	-	-	-	(3,151,381)	(3,151,381)

Balance at December 31, 2014	2,633,334	263	3,184,574	(4,365,335)	(1,180,498)

Reverse Merger with Cullen Agricultural Holding Corp.	1,518,749	152	1,872,344	-	1,872,496
Common stock issued as payments to vendors	28,085	3	134,267	-	134,270
Conversion of loans payable and accrued interest to stockholders' equity	138,979	14	555,896	-	555,910
Issuance of common stock, net of costs	142,636	14	568,454	-	568,468
Issuance of common stock and warrants, net of costs	174,000	17	540,929		540,946
Issuance of warrants to lenders	-	-	1,725,934	-	1,725,934
Stock based compensation	-	-	359,303	-	359,303
Reclassification of the historical losses of Long Island Brand Beverages LLC to additional paid in capital upon the date of the reverse merger with Cullen Agricultural Holding Corp.	-	-	(5,015,627)	5,015,627	-
Net loss	-	-	-	(3,180,269)	(3,180,269)

Balance at December 31, 2015	4,635,783	$463	$3,926,074	$(2,529,977)	$1,396,560

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,180,269)	$(3,151,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	22,279	8,601
Depreciation and amortization expense	114,467	74,986
Deferred rent	(1,318)	5,966
Stock based compensation	359,303	-
Amortization of deferred financing costs	65,797	-
Paid-in-kind interest	4,071	-
Loss on disposal of property and equipment	3,327	-
Changes in assets and liabilities:
Accounts receivable	(220,238)	(65,136)
Inventory	(151,451)	(395,200)
Restricted cash	(127,580)	-
Prepaid expenses and other current assets	(18,163)	68,135
Other assets	(55,732)	444
Accounts payable	(240,088)	825,044
Accrued expenses	433,305	54,767
Other liabilities	(92,466)	92,466
Total adjustments	95,513	670,073

Net cash used in operating activities	(3,084,756)	(2,481,308)

Cash Flows From Investing Activities
Purchases of property and equipment	(100,843)	(196,095)
Purchases of intangible assets	-	(15,000)

Net cash used in investing activities	(100,843)	(211,095)

Cash Flows From Financing Activities
Repayment of automobile loans	(17,916)	(10,784)
Repayment of equipment loans	(4,813)	-
Contributions from members, net of costs	-	896,510
Proceeds from loan payable member	-	30,000
Repayments of loan payable member	-	(30,000)
Proceeds from line of credit	1,000,000
Payments of deferred financing costs	(60,445)
Proceeds from the reverse merger with Culen Agricultural Holding Corporation	120,841	-
Proceeds from the sale of common stock, net of costs	568,468	-
Proceeds from the sale of common stock and warrants, net of costs	588,492	-
Proceeds from Bass Properties LLC loan	150,000	-
Proceeds from Cullen Agricultural Holding Corporation loan	250,000	300,000
Proceeds from Ivory Castle Limited loan	400,000	1,300,000

Net cash provided by financing activities	2,994,627	2,485,726

Net decrease in cash	(190,972)	(206,677)

Cash, beginning of period	398,164	604,841

Cash, end of period	$207,192	$398,164

Cash paid for interest	$5,496	$3,349

Non-cash investing and financing activities:
Conversion of loans payable and accrued interest to stockholders' equity	$555,910	$-
Conversion of loans payable and accrued interest to members' equity	$-	$1,527,058
Purchase of automobiles with loans payable	$-	$84,795
Purchase of equipment with loan payable	$117,917	$-
Costs due to related to issuance of common stock and warrants included in accrued expenses	$47,546
Purchase of a truck in exchange for accounts receivable	$9,500	$-
Net assets acquired in reverse merger	$1,751,655	$-
Warrants issued to Brentwood LIIT Inc.	$1,725,934	$-
Deferred financing costs incurred with other liabilities and debt	$117,500	$-
Payment of accounts payable through the issuance of common stock	$134,270	$-

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2014, the Company entered into a merger agreement (the “Merger Agreement”), as amended as of April 23, 2015, with Cullen, a public company, LIBB, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. and (b) LIBB Merger Sub was to be merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of Long Island Iced Tea Corp. (the “Mergers”).

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

To provide a fund for satisfaction of Cullen, Long Island Iced Tea Corp.’s and LIBB’s post-Closing rights to indemnification under the Merger Agreement, an aggregate of 500,000 of the Merger Shares (“ Indemnity Shares ”) were placed in escrow, in accordance with an escrow agreement (the “ Escrow Agreement ”) executed by Long Island Iced Tea Corp., Philip Thomas, as the representative of the LIBB members under the Merger Agreement (the “ LIBB Representative ”), and Continental Stock Transfer & Trust Company, as escrow agent (the “ Escrow Agent ”). The escrow is the sole remedy for Cullen, Long Island Iced Tea Corp. and LIBB for their rights to indemnification under the Merger Agreement. The Members’ right to indemnification will be satisfied through the issuance by Long Island Iced Tea Corp. of up to 500,000 additional shares of Long Island Iced Tea Corp.’s Common Stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the date on which Long Island Iced Tea Corp.’s independent registered public accounting firm has issued its report relating to its financial statement for its fiscal year ending December 31, 2015, the Indemnity Shares remaining in escrow will be released to the former LIBB Members except for any shares subject to pending indemnification claims.

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the Long Island Iced Tea Corp.’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical consolidated financial statements of LIBB are now reflected as those of the Company.

Overview

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. The Company’s product, Long Island Iced Tea, is targeted for sale to health conscious consumers on the go. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced four of its flavors in gallon bottles in 2015. The flavors packaged in gallon bottles include lemon, preach, green tea and honey, and mango. In addition, the Company, in order to service certain vending contracts, sells snacks and other beverage products on a limited basis in 2015.

The Company sells its products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the Northeastern portion of the United States.

Liquidity and Management’s Plan

As of December 31, 2015, the Company’s cash on hand was $207,192. The Company incurred net losses of $3,180,269 and $3,151,381 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the Company’s stockholders’ equity was $1,396,560. As of December 31, 2015, the Company had working capital of $342,186.

During 2015, the Company raised capital through the sale of its common stock. Net proceeds from the sale of 142,636 shares of common stock were $568,468 during the year ended December 31, 2015. Net proceeds from the sale of 174,000 shares of common stock and 174,000 warrants were $540,946 during the year ended December 31, 2015. In addition, the Company converted $555,910 of debt into common stock. (See Note 6)

During 2016, the Company raised gross proceeds of $686,900 through the sale of 171,725 shares of common stock and 171,725 warrants.

On November 23, 2015, Long Island Iced Tea Corp. and Long Island Brand Beverages LLC, its wholly owned subsidiary, entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, the Company and Brentwood LIIT Inc., as the lender (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 16% of the Company on November 23, 2015. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases at the Lender’s discretion as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (the “ Facility Amount”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender.

On March 17, 2016, LIBB and the Lender agreed to increase the Available Amount. No later than March 24, 2016, LIBB, a wholly owned subsidiary of Long Island Iced Tea Corp., will obtain a $250,000 the March Advance from the Lender under the previously Credit Agreement, dated as of November 23, 2015 and amended as of January 10, 2016, by and among LIBB, the Company and the Lender. No later than April 22, 2016, LIBB will obtain another $250,000 advance from the Lender under the Credit Agreement (together with the March Advance, the “Advances”). In connection with the Advances, in accordance with the terms of the Credit Agreement, the Available Amount was increased by $500,000 to $1,500,000, which will be borrowed in full upon completion of the Advances.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt, equity, and through utilizing trade credit with its vendors.

The Company believes that as a result of a commitment for financing from a stockholder and its working capital as of December 31, 2015 that its cash resources will be sufficient to fund the Company’s net cash requirements through the date of this report. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, and other legal claims and contingencies. The results of any changes in accounting estimates, are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs that were included as a reduction in net sales, totaled $124,122 and $103,262 for the years ended December 31, 2015 and 2014, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the consolidated statements of operations and totaled $126,955, and $37,594, for the years ended December 31, 2015 and 2014, respectively.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2015 and 2014, advertising expense was $246,997 and $697,146, respectively.

Research and Development

The Company expenses the costs of research and development as incurred. For the year ended December 31, 2015, research and development expense related to new product initiatives was $13,333. These expenses were incurred pursuant to a product development agreement which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

Restricted cash

Pursuant to the terms of the Credit Agreement with Brentwood LIIT Inc., the Company is required to utilize $150,000 of the $1,000,000 proceeds from the Credit Agreement for initiatives related to the development of an alcohol business. As of December 31, 2015, $127,580 of the Company’s cash on hand was restricted for the use in the development of the alcohol business. During the year ended December 31, 2015, the Company spent $22,420 primarily related to product development and costs of attending conferences.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Accounts receivable, net, is as follows:

	As of
	December 31, 2015	December 31, 2014
Accounts receivable, gross	$405,096	$198,637
Allowance for doubtful accounts	(42,000)	(24,000)
Accounts receivable, net	$363,096	$174,637

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of December 31, 2015, two customers accounted for 14% and 30% of the Company’s trade receivables. As of December 31, 2014, two customers accounted for 36% and 13%, of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. During the year ended December 31, 2015, the Company recorded an adjustment of $41,790 to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	December 31 2015	December 31, 2014
Finished goods	$565,624	$433,478
Raw materials and supplies	146,934	127,629
Total inventories	$712,558	$561,107

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Intangible Assets

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when circumstances indicate that there could be an impairment. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis. As of December 31, 2015 and 2014, the Company tested the domain name utilizing the qualitative method. Based on this analysis, it was determined that there was no indicators of impairment as of December 31, 2015 and 2014.

Intangibles assets with indefinite useful lives consist of the cost to purchase an internet domain name for $20,000. The domain name is considered to have a perpetual life and as such, is not amortized. Insignificant costs incurred associated with renewing this asset are expensed as incurred.

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $7,494 and $12,498 as of December 31, 2015 and December 31, 2014, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of December 31, 2015, the cost of the website development was $15,000 and the accumulated amortization was $7,506. As of December 31, 2014, the cost of the website development was $15,000 and the accumulated amortization was $2,502. For the years ended December 31, 2015 and 2014, amortization expense was $5,004 and $2,502, respectively. Expected future amortization of website development costs is $5,000 and $2,494 for the years ended December 31, 2016 and 2017, respectively.

Deferred Financing Costs

The Company capitalizes issuance costs related to lines of credit as deferred financing costs. The Company amortizes the deferred financing costs over the term of the line of credit.

Income Taxes

Effective May 27, 2015, the Company completed the Mergers, whereby LIBB was deemed to be the accounting acquirer of Cullen. The historical financial statements were those of LIBB. From the date of the Mergers, the Company’s results of operations began to be taxed as a C corporation. Prior to the Mergers, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for operating results prior to May 27, 2015.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and established for all the entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the 2015 tax year, which is the first year for which the Company is subject to corporate income taxes. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest for years ended December 31, 2015 and December 31, 2014. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

The Company accounts for stock and other equity instruments granted to consultants using the accounting guidance included in ASC 505-50, “Equity-Based Payments to Non-Employees. In accordance with ASC 505-50, the Company estimates the fair value of equity instruments using the fair value of the Company’s stock or the fair value of the services based upon which measure represents a more reliable measure of the cost incurred.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Earnings per share

Basic net earnings per common share is computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be antidilutive. For the year ended December 31, 2015, 194,667 options, 1,285,111 warrants, and 272,893 shares issuable upon conversion of the outstanding debt under Credit Agreement were excluded from the computation of earnings per share because they were anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments. In addition, for notes payable the Company believes that interest rates approximate prevailing rates.

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

In August 2014, the FASB issued Accounting Standard Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” related to disclosure of uncertainties about an entity's ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on the Company's financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. ASU 2015-03 does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in August 2015, the FASB issued ASU 2015-15 to add paragraphs indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of these pronouncements is for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements. The Company currently capitalizes debt issuance costs related to its line of credit agreement as an asset in accordance with ASU 2015-03.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which changed the subsequent measurement guidance from the lower of cost or market to the lower of cost or net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company is currently evaluating the impact of this standard on its financial statements.

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes in a classified statement of financial position. Current GAAP require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 amends current GAAP to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB, issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans, Note 7 – Line of Credit and Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	December 31, 2015	December 31, 2014
Displays - racks	$184,523	$166,280
Trucks and automobiles	136,092	108,592
Vending machines	166,271	-
Cold drink store fixtures and equipment	72,851	60,996
Furniture and equipment	18,168	13,777
	577,905	349,645
Less – accumulated depreciation	(216,985)	(107,522)
Total, net	$360,920	$242,123

For the years ended December 31, 2015 and 2014, depreciation expense was $109,463 and $72,484, respectively. The Company’s property and equipment does not relate to the production of inventory as the Company produces its inventory at third party locations. As a result, depreciation expense was included in general and administrative expenses during the years ended December 31, 2015 and 2014.

NOTE 4 – AUTOMOBILE LOANS

During 2014, the Company financed the purchase of four vehicles with loans payable. As of December 31, 2015 and December 31, 2014, the Company’s automobile loans consisted of the following:

	As of
	December 31, 2015	December 31, 2014
Loan dated February 17, 2014 for $31,681 bearing interest at 3.59%. The loan requires 72 monthly payments of principal and interest of $490 and matures on March 3, 2020.	$23,143	$28,088

Loan dated April 3, 2014 for $23,206 bearing interest at 10.74%. The loan requires 36 monthly payments of principal and interest of $758 and matures on April 10, 2017. The loan is guaranteed by a stockholder and CEO of the Company.	11,248	18,681

Loan dated June 3, 2014 for $14,954 bearing interest at 4.99%. The loan requires 60 monthly payments of principal and interest of $282 and matures on June 3, 2019.	10,852	13,621

Loan dated June 3, 2014 for $14,954 bearing interest at 4.99%. The loan requires 60 monthly payments of principal and interest of $282 and matures on June 3, 2019.	10,852	13,621

Total automobile loans	56,095	74,011

Current portion of automobile loans	19,231	17,915

Long term portion of automobile loans	$36,864	$56,096

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the gross carrying amount of fixed assets and accumulated depreciation of trucks and automobiles related to these loans were $108,592 and $37,577, respectively.

Future payments of the principal amount of automobile loans are as follows:

For the years the ended December 31,
2016	$19,231
2017	14,401
2018	11,944
2019	9,056
2020	1,463
Total	$56,095

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 14). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of December 31, 2015, the outstanding balance on the equipment loan was $113,104. Future payments of the principal amount under the expense reimbursement agreement are $36,627, $39,979, and $36,498 for the years ended December 31, 2016, 2017, and 2018, respectively. As of December 31, 2015, the cost of vending machines under this agreement was $117,917 with accumulated depreciation of $4,913.

NOTE 6 – LOANS PAYABLE

Cullen Loans

On November 19, 2013 the Company and Cullen entered into a loan agreement (the “Cullen Loan Agreement”). Pursuant to the Cullen Loan Agreement, Cullen loaned the Company $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan the Company an additional $600,000. The Cullen Loan Agreement also required that the Company utilize $450,000 of the loan to repay the Line of Credit – Member. On December 5, 2013, Cullen exercised its option and extended to the Company an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, the Company received $300,000 as proceeds from an additional loan from Cullen with interest at 6% per annum and a maturity of August 31, 2014. The maturity date of the Cullen Loans have been extended until March 15, 2016. These Cullen loans are secured by the accounts receivable and inventory of the Company. On March 26, 2015, the Company received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. On May 27, 2015, the Company consummated the Mergers. In connection with the Mergers, $1,500,000 principal amount of the intercompany loans were forgiven and the remaining $250,000 principal amount of the loans eliminate upon consolidation.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – LINE OF CREDIT

On November 23, 2015, Long Island Iced Tea Corp. and Long Island Brand Beverages LLC, its wholly owned subsidiary, entered into a Credit and Security Agreement, by and among LIBB, as the borrower, the Company and Brentwood LIIT Inc., as the lender (the “Lender”). The Lender is controlled by Eric Watson, a related party, who immediately prior to the transactions beneficially owned more than 16% of the Company’s outstanding common stock. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases as provided in the Credit Agreement, at the discretion of the Lender, up to a maximum amount of $5,000,000. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. The proceeds of the credit facility may be used for purposes disclosed in writing to the Lender in connection with each advance.

The credit facility bears interest at a rate equal to the prime rate (3.5% at December 31, 2015) plus 7.5%, compounded monthly, and matures on November 23, 2018. Effective January 10, 2016, the line of credit agreement was amended such that interest was compounded on a quarterly basis. Upon the occurrence of an event of default, the Credit Agreement provides for an additional 8% interest pursuant to the terms of the agreement. The outstanding principal and interest under the credit facility are payable in cash on the maturity date. The Company also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. The credit facility is secured by a first priority security interest in all of the substantially all of the assets of the Company and LIBB, including the membership interests in LIBB held by the Company. The Company also has guaranteed the repayment of LIBB’s obligations under the credit facility. In addition, the credit facility will be guaranteed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, in certain limited circumstances up to a maximum amount of $200,000.

The Lender may accelerate the credit facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to LIBB or the Company or the occurrence of an event of default under other material indebtedness of LIBB or the Company. The Company and LIBB also made certain customary representations and warranties and covenants, including negative covenants with respect to the incurrence of indebtedness.

The Lender may elect to convert the outstanding principal and interest under the credit facility into shares of the Company’s common stock at a conversion price of $4.00 per share. The conversion price and the shares of common stock or other property issuable upon conversion of the principal and interest are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of the Company’s common stock, or in the event of a fundamental transaction (as defined in the note evidencing the indebtedness under the credit facility).

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the credit facility, the Company issued a warrant to the Lender. The warrant entitles the holder to purchase 1,111,111 shares of the Company’s common stock at an exercise price of $4.50 and includes a cashless exercise provision. The exercise price and number of shares of the Company’s common stock or property issuable on exercise of the warrants are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of the common stock, or in the event of a fundamental transaction (as defined in the warrant).

The Lender will have certain “piggyback” registration rights, on customary terms, with respect to the shares of the Company’s common stock issuable upon conversion of the credit facility and upon exercise of the warrant.

As of December 31, 2015, the outstanding balance on the line of credit was $1,091,571. The line of credit is convertible at $4.00 per share of common stock into 272,893 shares of common stock.

The 1,111,111 warrants issued in conjunction with the line of credit were initially valued at $1,725,934. The Black Scholes option pricing model was used to estimate fair value as of the date of issuance using the following assumptions: a stock price of $4.00, a dividend yield of 0%, expected volatility of 63%, a risk free interest rate of 1.26%, and a contractual life of 3 years.

The value of the warrants was included as a component of deferred financing costs in the consolidated balance sheet. Deferred financing costs are amortized over the three year term of the line of credit agreement. As of December 31, 2015, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $65,797. Future amortization of deferred financing costs are $634,627, $634,627, and $568,828 for the years ended December 31, 2016, 2017, and 2018.

NOTE 8 – STOCKHOLDERS’ EQUITY

In connection with the Mergers, on May 27, 2015 2,633,334 shares of common stock were issued to the former members of LIBB and 1,518,749 shares of common stock were issued to the former stockholders of Cullen.

On May 27, 2015, the Company issued 19,047 shares of common stock to a vendor in payment of its accounts payable balance of $98,120.

On June 30, 2015, loans from Ivory Castle Limited and Bass Properties LLC, together with accrued interest, of $555,910 were converted into 138,979 shares of common stock.

On June 30, 2015, the Company received gross proceeds of $50,000 through the issuance of 12,500 shares of common stock to family members of a director and Chief Executive Officer of the Company.

On June 30, 2015, the Company received gross proceeds of $50,000 through the issuance of 12,500 shares of common stock to a family member of a director of the Company.

On June 30, 2015, the Company received gross proceeds of $370,544 through the issuance of 92,636 shares of common stock Bass Properties LLC.

On June 30, 2015 the Company issued 9,038 shares of common stock to vendors in payment of accounts payable balances of $36,150.

On July 8, 2015, the Company received proceeds of $100,000 through the issuance of 25,000 shares of common stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2015, the Company sold an aggregate of 72,750 units at a price of $4.00 per unit. The sale was part of a private placement of up to $3,000,000 of units (the “Offering”) being conducted by the Company on a “best efforts” basis through a placement agent (the “Placement Agent”). The Offering will terminate on the earlier of the sale of the full $3,000,000 and October 30, 2015. The Company sold an aggregate of 65,500 units in the Offering on September 17, 2015. Accordingly, the Company has received gross proceeds of $553,000. Included in the raise were 6,250 units issued to a member of the Board of Directors, 6,250 units issued to the CEO and member of the Board of Directors, 22,500 units issued to Ivory Castle Limited, and 15,000 units issued to Bass Properties LLC. The units consist of one share of the Company’s common stock and one warrant. The units are separable immediately upon issuance and are issued separately as shares of common stock and warrants. During October 2015, the Company sold an additional 17,500 units for gross proceeds $70,000 at a price per unit of $4.00 per unit pursuant to the Offering.

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

For sales prior to October 31, 2015 the Placement Agent was entitled to a commission equal to (a) 10% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent, and (b) 5% of the aggregate purchase price from the units sold to investors that were not introduced to the Company by the Placement Agent. In addition, the Company paid the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent. At the final closing, the Placement Agent also will receive warrants to purchase a number of shares of the Company’s common stock equal to 10% of the total shares included in the units sold in the Placement, with an exercise price of $4.50 per share. Furthermore, if the Company sells the full $3,000,000 of units in the Placement, for the 12 month period commencing on the final closing of the Placement, the Placement Agent will have a right of first refusal to act as passive bookrunner with respect to any proposed underwritten public distribution or private placement of the Company’s securities. The Company also previously paid the Placement Agent a $15,000 commitment fee.

On November 30, 2015 and December 14, 2015, the Company sold an additional 18,250 units for gross proceeds of $73,000 at a price per unit of $4.00 per unit, including 10,000 units issued to a member of the Board of Directors. The sales were part of a private placement of up to $3,000,000 of units (the “Second Offering”) being conducted by the Company on a “best efforts” basis through a placement agent (the “Placement Agent”). The Offering will terminate on the earlier of the sale of the full $3,000,000 and March 14, 2016.

For sales occurring subsequent to November 24, 2015 through March 1, 2016, the Placement Agent for the Second Offering will be paid a commission equal to 10% of the aggregate purchase price from the Units sold to investors introduced to the Company by the Placement Agent. The Company also will pay the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the Units sold to (i) investors introduced to the Company by the Placement Agent and (ii) investors not introduced to the Company by the Placement Agent who purchase less than $500,000 of Units in the aggregate (together, the “Covered Investors”). From March 1, 2016 through March 14, 2016, the Placement Agent will only be entitled to a 3% non-accountable allowance for investors introduced by our Company to the Placement Agent. In addition, the Placement Agent will receive warrants to purchase a number of shares of Common Stock equal to 10% of the total shares of Common Stock included in the Units sold in the Second Offering to the Covered Investors, with an exercise price of $4.50 per share. Furthermore, if the Company sells the full $3,000,000 of Units, for the 12 month period commencing on the final closing of the Second Offering, the Placement Agent will have a right of first refusal to act as passive bookrunner with respect to any proposed underwritten public distribution or private placement of the Company’s securities.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each warrant issued pursuant to the Second Offering entitles the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, commencing immediately and expiring on November 30, 2018. The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to standard anti-dilution provisions. The Company, at its option, may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, if (i) the closing price per share of the common stock is at least $10.00 for 30 consecutive trading days ending on the third business day prior to the notice of redemption or (ii) the common stock is listed for trading on a national securities exchange and the closing price per share of common stock on the first day of trading on such exchange is at least $7.50. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The gross proceeds from the Offering and the Second Offering were $696,000. The direct costs related to the First and Second Offering were $155,054. These direct costs include the value of 17,400 warrants to be issued to the Placement Agent. The 17,400 warrants to be issued were valued at $38,056. The Black Scholes option pricing model was used to estimate fair value as of the date of issuance using the following assumptions: a stock price of $4.00, a dividend yield of 0%, expected volatility of 68%, a risk free interest rate of 1.76%, and a contractual life of 5 years.

NOTE 9 – STOCK OPTIONS

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

On May 27, 2015, as part of their employment agreements, the Company granted the officers of the Company and Mr. Panza, options to purchase 194,667 shares at an exercise price of $3.75 which are exercisable until May 26, 2020. These options vest on a quarterly basis over the two year period from the date of issuance. These options were not issued under the 2015 Stock Option Plan.

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	$-

Granted	194,667	$3.75	$6.22
Exercised	-	$-	$-
Expired, forfeited or cancelled	-	$-	$-

Outstanding at December 31, 2015	194,667	$3.75	$6.22	4.4	$48,667
Exercisable at December 31, 2015	48,667	$3.75	$6.22	4.4	$12,167

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 there was a total of $851,161 of unrecognized compensation expense related to unvested options. The cost is expected to be recognized through 2017 over a weighted average period of 1.40 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. For the year ended December 31, 2015 the Company recorded stock based compensation of $359,303.

The Black Scholes option pricing model was used to estimate fair value as of the date of grants during 2015 using the following assumptions: a stock price of $8.70, a dividend yield of 0%, expected volatility of 79%, a risk free interest rate of 0.99%, and an expected life of 3.25 years. The simplified method was used to determine the expected life as the granted options as the options were considered to be plain-vanilla options.

NOTE 10 – STOCK WARRANTS

During the year ended December 31, 2015, the Company issued 1,285,111 warrants (See Note 7 and Note 8), which are all exercisable.

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2015	-	$-	-

Issued	1,285,111	$4.70	2.9
Expired	-	$-	-
Forfeited	-	$-	-

Outstanding December 31, 2015	1,285,111	$4.70	2.9

NOTE 11 – INCOME TAXES

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

As of December 31, 2015
Deferred tax assets:
Net operating loss carry forwards	$713,603
Allowance for uncollectible accounts	16,632
Stock-based compensation	142,284
Other accruals	95,040
Charitable contributions	7,715
Compensation costs	11,286
Valuation allowance	(986,560)
Net deferred tax asset	$-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from operations before provision for income taxes is as follows:

For the year ended December 31, 2015
Statutory federal tax rate	(34.0)%
State, taxes, net of federal benefit	(5.6)%
Permanent differences:
Financing costs - Warrant amortization	0.8%
LIBB earnings before merger with Cullen	8.1%
Valuation allowance	30.7%
Effective tax rate	-%

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers (“NOLs”) when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points.

On May 27, 2015, the Mergers represented a more than 50 percentage point change in ownership of Cullen, with the result that Cullen’s NOLs are subject to a limitation under Section 382. Upon a change of ownership under Section 382, such losses, provided that certain requirements for business continuity are met, would be subject to an annual limitation based upon the fair value of Cullen multiplied by the long-term tax exempt bond rate. The company determined that it did not meet the business continuity requirements, and as such, Cullen’s NOLs in the aggregate gross amount of approximately $5,327,000 were not eligible to be carried forward past the date of the Mergers.

The Company recorded gross deferred tax assets of $986,560, and net deferred tax assets of $0, after consideration of a full valuation allowance of $986,560.

Based on a history of cumulative losses at the Company and the results of operations for the year ended December 31, 2015, the Company determined that it is more likely than not it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets is required. As of December 31, 2015, the Company has recorded a valuation allowance of $986,560.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,802,000 and $1,802,000, respectively.

The Company has identified its federal tax return and its state returns in New York, New Jersey, and Pennsylvania as its “major” tax jurisdictions.

As of December 31, 2015, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Legal costs related to these matters are expensed as they are incurred.

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution to amend its answer to include cross-claims against Ascent. The Company’s management and legal counsel believes it is too early to determine the probable outcome of this matter.

On October 3, 2014, an action was filed by Madwell LLC (“Madwell”) in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and one of our directors. Madwell was seeking $940,000, which included $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. On July 31, 2015, we entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, we agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. The full amount has been paid to Madwell. In addition, the Company indemnified Mr. Vassilakos for a de minimis amount of expenses incurred by him in connection with this litigation. During January 2016, the Company made the final installment payment of $80,000 in settlement of the matter.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. Commissions to these brokers currently range from 2-5% of sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels are currently 42%.

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

During the year ended December 31, 2015, the Company entered into agreements with four members of its Advisory Board. Upon signing the agreement, each Advisory Board Member was entitled to receive 7,500 shares of common stock. These shares were issued on January 26, 2016. For each year of service after December 31, 2015, the Advisory Board members will be entitled to receive $30,000 worth of common stock and $12,000 in cash on an annual basis. In addition, the members will be entitled to reimbursement of expenses and $1,000 for each meeting attended. The agreements can be terminated by either party with 30 days notice. During the year ended December 31, 2015, the Company incurred $120,000 in costs which are included in general and administrative expenses in the consolidated statements of operations.

Restricted Cash

As per the terms of the Credit Agreement, the Company is required to reserve $150,000 for expenditures related to exploring the alcohol market. As of December 31, 2015, the Company spent $22,420 on alcohol related expenditures. As a result, the restricted cash was $127,580 as of December 31, 2015.

Leases

Effective May 15, 2012, the Company entered into a month to month agreement to lease its operating facilities. Pursuant to such agreement, the Company leases 1,750 square feet of warehouse space for a fee of $2,450 per month. The lease expired in September 2014.

On June 6, 2014, the Company entered into a lease agreement. The lease commenced on July 1, 2014 and extends through June 30, 2017 and includes a two year extension option.

Rent expense for the years ended December 31, 2015 and 2014 was $46,459 and $56,317, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under the Company’s leases are as follows:

For the years the ended December 31,
2016	$52,273
2017	26,523

Total	$78,796

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the year ended December 31, 2015 and 2014 was $50,236 and $28,530, respectively.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2015, one customer accounted for 10% of net sales. For the year ended December 31, 2014, three customers accounted for 32%, 16%, and 14% of the Company’s net sales.

For the years ended December 31, 2015 and 2014, the largest vendors represented approximately 80% (four vendors) and 70% (three vendors) of purchases, respectively.

NOTE 14 - RELATED PARTIES

During the year ended December 31, 2015, the Company entered into a Credit Agreement with Brentwood LIIT Inc., a related party (see Note 7.).

The Company recorded revenue related to sales to two entities, whose owners became employees of the Company during 2014. For the year ended December 31, 2015 and 2014, sales to these related parties were $35,523 and $75,997, respectively. As of December 31, 2015, accounts receivable from these customers were $15,513. As of December 31, 2014, accounts receivable from these customers were $25,829.

The Company recorded revenue related to sales to an entity, CFG Distributors LLC, whose owner became an employee of the Company during 2015. For the year ended December 31, 2015, sales to this related party were $14,527. As of December 31, 2015, accounts receivable from this customer were $51,961.

In addition, the Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For years ended December 31, 2015 and 2014, sales to this related party were $4,800 and $6,430, respectively. As of December 31, 2015 and December 31, 2014, there was $518 and $1,326, respectively, due from this related party which was included in accounts receivable in the consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the year ended December 31, 2015, the Company purchased $9,356 of product from this entity. As of December 31, 2015, the outstanding balance due to this entity included in accounts payable was $3,242.

During the year ended December 31, 2015, the Company accrued $120,000 in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the statements of operations. The non-employee members of the Board of Directors will receive $30,000 worth of stock for their services. These shares were issued on January 27, 2016.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of December 31, 2015 accounts payable and accrued expenses to these parties were $87,258.

On August 21, 2014, the Company entered into a loan agreement with Philip Thomas for $30,000. The loan bears interest at 6% and had an original maturity date of August 31, 2014. On August 30, 2014, the loan was extended to October 15, 2014. On October 15, 2014, the Company repaid the full amount of the loan together with accrued interest in the total amount of $30,266.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to year end, the Company raised gross proceeds of $686,900 through the sale of 171,725 units, including the sale of 7,500 units to a member of the Board of Directors. Each unit consists of one share of common stock and one warrant.

On March 17, 2016, LIBB and the Lender agreed to increase the Available Amount. (See Note 7) No later than March 24, 2016, LIBB, a wholly owned subsidiary of Long Island Iced Tea Corp., will obtain a $250,000 advance from the Lender under the previously Credit Agreement, dated as of November 23, 2015 and amended as of January 10, 2016, by and among LIBB, the Company and the Lender. No later than April 22, 2016, LIBB will obtain another $250,000 advance from the Lender under the Credit Agreement. In connection with the Advances, in accordance with the terms of the Credit Agreement, the Available Amount was increased by $500,000 to $1,500,000, which will be borrowed in full upon completion of the Advances.

The loans under the Credit Agreement are evidenced by a promissory note (the “Note”). The Lender may elect to convert the outstanding principal and interest under the Note into shares of the Company’s common stock at a conversion price of $4.00 per share. Accordingly, as a result of the Advances the Lender will be able to convert the Note into an additional 125,000 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2016.

LONG ISLAND ICED TEA CORP.

By:	/s/ Philip Thomas
Philip Thomas
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Thomas	Chairman of the Board and Chief Executive	March 22, 2016
Philip Thomas	Officer (Principal Executive Officer)

/s/ James Meehan	Chief Accounting Officer (Principal Financial	March 22, 2016
James Meehan	Officer and Principal Accounting Officer)

/s/ Edward Hanson	Director	March 22, 2016
Edward Hanson

/s/ Kerry Kennedy	Director	March 22, 2016
Kerry Kennedy

/s/ Richard Roberts	Director	March 22, 2016
Richard Roberts

/s/ Paul Vassilakos	Director	March 22, 2016
Paul Vassilakos

53