Form 10-Q
period 2016-03-31
Long Island Iced Tea Corp.
filed 2016-05-09
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016, 4,973,715 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS
Current Assets:
Cash	$362,854	$207,192
Accounts receivable, net (including amounts due from related parties of $24,897 and $67,992, respectively)	392,763	363,096
Inventories, net	481,478	712,558
Restricted cash	-	127,580
Stock subscription receivable	120,000	-
Prepaid expenses and other current assets	218,354	48,237
Total current assets	1,575,449	1,458,663

Property and equipment, net	322,226	360,920
Intangible assets	26,243	27,494
Other assets (including amounts due from related parties of $38,270)	103,600	67,438
Deferred offering costs	53,383	-
Deferred financing costs	1,679,426	1,838,082
Total assets	$3,760,327	$3,752,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$401,929	$601,681
Accrued expenses	353,750	458,938
Current portion of automobile loans	19,578	19,231
Current portion of equipment loan	37,102	36,627
Total current liabilities	812,359	1,116,477

Line of credit	1,377,930	1,091,571
Other liabilities	30,000	30,000
Deferred rent	4,130	4,648
Long term portion of automobile loans	31,837	36,864
Long term portion of equipment loan	66,849	76,477
Total liabilities	2,323,105	2,356,037

Commitments and contingencies, Note 8

Stockholders' Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 4,973,315 and 4,635,783 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	497	463
Additional paid-in capital	5,383,772	3,926,074
Accumulated deficit	(3,947,047)	(2,529,977)
Total stockholders' equity	1,437,222	1,396,560

Total liabilities and stockholders' equity	$3,760,327	$3,752,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Gross sales (including sales to related parties of $1,562 and $20,215, respectively)	$553,334	$275,082
Less: Sales rebates, discounts, and allowances	45,165	10,360
Net sales	508,169	264,722

Cost of goods sold	467,618	193,309
Gross profit	40,551	71,413

Operating expenses:
General and administrative expenses	777,665	219,423
Selling and marketing expenses	486,543	207,781
Total operating expenses	1,264,208	427,204

Operating Loss	(1,223,657)	(355,791)

Other expenses:
Interest expense	(193,413)	(22,875)

Net loss	$(1,417,070)	$(378,666)

Weighted average number of common shares outstanding – basic and diluted	4,720,929	2,633,334

Basic and diluted net loss per share	$(0.30)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity

Balance at January 1, 2016	4,635,783	$463	$3,926,074	$(2,529,977)	$1,396,560

Issuance of common stock to consultants, vendors, and customers	34,133	3	136,529	-	136,532
Issuance of common stock and warrants, net of costs	230,475	23	861,767		861,790
Issuance of warrants to placement agent	-	-	38,056	-	38,056
Issuance of common stock to the Advisory Board and Board of Directors	65,824	7	239,993		240,000
Stock based compensation	7,500	1	181,353	-	181,354
Net loss	-	-	-	(1,417,070)	(1,417,070)

Balance at March 31, 2016	4,973,715	$497	$5,383,772	$(3,947,047)	$1,437,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,417,070)	$(378,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8,693	1,977
Depreciation and amortization expense	39,945	25,670
Deferred rent	(518)	(142)
Stock based compensation	181,354	-
Issuance of common stock to consultants, vendors, and customers	53,200
Amortization of deferred financing costs	158,656	-
Paid-in-kind interest	36,359	-
Changes in assets and liabilities:
Accounts receivable	(38,360)	(46,266)
Inventory	231,080	(275,213)
Restricted cash	127,580	-
Prepaid expenses and other current assets	(86,785)	(62,346)
Other assets	(36,162)	-
Accounts payable	(199,752)	214,066
Accrued expenses	172,868	110,641
Other liabilities	-	(92,466)
Total adjustments	648,158	(124,079)

Net cash used in operating activities	(768,912)	(502,745)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(5,850)

Net cash used in investing activities	-	(5,850)

Cash Flows From Financing Activities
Repayment of automobile loans	(4,680)	(4,363)
Repayment of equipment loans	(9,153)	-
Proceeds from line of credit	250,000	-
Proceeds from the reverse merger with Culen Agricultural Holding Corporation	-	250,000
Payment of deferred offering costs	(53,383)	-
Proceeds from the sale of common stock and warrants, net of costs	741,790	-

Net cash provided by financing activities	924,574	245,637

Net increase (decrease) in cash	155,662	(262,958)

Cash, beginning of period	207,192	398,164

Cash, end of period	$362,854	$135,206

Cash paid for interest	$3,643	$1,078

Non-cash investing and financing activities:
Issuance of warrants to placement agent	$38,056	$-
Stock subscription receivable	$120,000	$-
Issuance of common stock to the Board of Directors and Advisory Board	$240,000	$-
Issuance of common stock to consultants included in prepaid expenses	$83,332	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware C-Corporation (“LIIT”), was formed on December 23, 2014. LIIT was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). On December 31, 2014, LIIT entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), Long Island Brand Beverages LLC (“LIBB”) and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of LIIT and (b) LIBB Merger Sub was to be merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of LIIT (the “Mergers”). As a result of the merger which was consummated on May 27, 2015, LIIT consisted of its wholly owned subsidiaries, LIBB (its operating subsidiary) and Cullen and Cullen’s wholly owned subsidiaries, Cullen Agricultural Technologies, Inc. and Natural Dairy, Inc. (collectively the “Company”).

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the LIIT’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated statements of operations and statements of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

Overview

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. The Company’s product, Long Island Iced Tea, is targeted for sale to health conscious consumers on the go. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced four of its flavors in gallon bottles in 2015. The flavors packaged in gallon bottles include lemon, preach, green tea and honey, and mango. In addition, the Company, in order to service certain vending contracts, sells snacks and other beverage products on a limited basis in 2015. During the first quarter of 2016, the Company explored opportunities with other products, such as juices.

The Company sells its products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the Northeastern portion of the United States.

Liquidity and Management’s Plan

As of March 31, 2016, the Company’s cash on hand was $362,854. The Company incurred net losses of $1,417,070 and $378,666 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company’s stockholders’ equity was $1,437,222. As of March 31, 2016, the Company had working capital of $763,090.

During the three months ended March 31, 2016, the Company raised net proceeds of $861,790 through the sale of 230,475 shares of common stock and 230,475 warrants. Included in the net proceeds were $120,000 of stock subscriptions receivable which were collected in April 2016.

On November 23, 2015, LIIT and LIBB, its wholly owned subsidiary, entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and Brentwood LIIT Inc., as the lender (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 16% of the Company on November 23, 2015 and 28.2% as of March 31, 2016. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases at the Lender’s discretion as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (the “ Facility Amount”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender.

On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000. On March 24, 2016, LIBB obtained a $250,000 advance from the Lender and during May 2016, LIBB will obtain another $250,000 advance from the Lender, as a result of which the Available Amount will be borrowed in full.

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt, equity, and through utilizing trade credit with its vendors.

The Company believes that as a result of a commitment for financing from a stockholder and its working capital as of March 31, 2016 that its cash resources will be sufficient to fund the Company’s net cash requirements for the next twelve months from the date the condensed consolidated financial statements are issued. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the result that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes thereto included in the Company’s Form 10-K filed with the SEC on March 22, 2016.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited interim condensed consolidated financial statements.

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

In addition, during the three months ended March 31, 2016, the Company issued 3,400 shares of common stock, at a fair value of $4.00 per share, to customers and the owners of customers. The costs of all these various programs that were included as a reduction in net sales, including the value of common stock of issued to customers of $13,600, totaled $45,165 and $10,360 for the three months ended March 31, 2016 and 2015, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the condensed consolidated statements of operations and totaled $40,152 and $11,114, for the three months ended March 31, 2016 and 2015, respectively.

Advertising

The Company expenses advertising costs as incurred. For the three months ended March 31, 2016 and 2015, advertising expense was $9,631 and $9,653, respectively.

Research and Development

The Company expenses the costs of research and development as incurred. For the three months ended March 31, 2016, research and development expense related to new product initiatives were $46,667. These expenses were incurred pursuant to a product development agreement, which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. As of March 31, 2016, $50,000 was included in accrued expenses in the condensed consolidated balance sheets.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

Restricted cash

Pursuant to the terms of the Credit Agreement with Brentwood LIIT Inc., the Company is required to utilize $150,000 of the $1,000,000 proceeds from the Credit Agreement for initiatives related to the development of an alcohol business. As of December 31, 2015, $127,580 of the Company’s cash on hand was restricted for the use in the development of the alcohol business. On March 17, 2016, the LIBB entered into an agreement with Brentwood LIIT Inc. whereby the restriction was lifted.

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

Accounts receivable, net, is as follows:

	As of
	March 31, 2016	December 31, 2015
Accounts receivable, gross	$442,763	$405,096
Allowance for doubtful accounts	(50,000)	(42,000)
Accounts receivable, net	$392,763	$363,096

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of March 31, 2016, one customer accounted for 16% of the Company’s trade receivables. As of December 31, 2015, two customers accounted for 14% and 30% of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. During the three months ended March 31, 2016, the Company recorded an adjustment of $14,350 to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	March 31, 2016	December 31, 2015
Finished goods	$284,238	$565,624
Raw materials and supplies	197,240	146,934
Total inventories	$481,478	$712,558

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

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $6,243 and $7,494 as of March 31, 2016 and December 31, 2015, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of March 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $8,757. As of December 31, 2015, the cost of the website development was $15,000 and the accumulated amortization was $7,506. For the three months ended March 31, 2016 and 2015, amortization expense was $1,251 and $1,251, respectively.

Deferred Financing Costs

The Company capitalizes issuance costs related to lines of credit as deferred financing costs. The Company amortizes the deferred financing costs over the term of the line of credit.

Deferred Offering Costs

The Company capitalizes the costs related to proposed offerings of its equity instruments as deferred offering costs and records the deferred offering costs as an offset to additional paid in capital upon the completion of the capital raising activities.

Income Taxes

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company accounts for uncertain tax positions in accordance with ASC 740 —“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. Our primary tax jurisdictions are our federal, various state, and local taxes. Generally, Federal, State and Local authorities may examine the Company's tax returns for three years from the date of filing.

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

Earnings per share

Basic net earnings per common share is computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be antidilutive. For the three months ended March 31, 2016, 194,667 options, 1,550,159 warrants, and 344,483 shares issuable upon conversion of the outstanding debt under Credit Agreement were excluded from the computation of earnings per share because they were anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments. In addition, for notes payable the Company believes that interest rates approximate prevailing rates.

Reclassification

Certain reclassifications have been made to the 2015 condensed consolidated financial statements to conform them to the 2016 presentation. These reclassifications had no impact on the Company’s net loss for the periods presented.

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

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 10). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of March 31, 2016, the outstanding balance on the equipment loan was $103,951. As of December 31, 2015, the outstanding balance on the equipment loan was $113,104.

NOTE 4 – LINE OF CREDIT

On November 23, 2015, LIIT and LIBB, its wholly owned subsidiary, entered into the Credit Agreement by and among LIBB, as the borrower, LIIT and the Lender. The Lender is controlled by Eric Watson, a related party, who immediately prior to the transactions beneficially owned more than 16% of the Company’s outstanding common stock. The Credit Agreement provides for a revolving credit facility in an initial Available Amount of up to $1,000,000, subject to increases as provided in the Credit Agreement, at the discretion of the Lender, up to a maximum Facility Amount of $5,000,000. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. The proceeds of the credit facility may be used for purposes disclosed in writing to the Lender in connection with each advance.

The credit facility bears interest at a rate equal to the prime rate (3.5% at December 31, 2015 and March 31, 2016) plus 7.5%, compounded monthly, and matures on November 23, 2018. Effective January 10, 2016, the Credit Agreement was amended such that interest was compounded on a quarterly basis. Upon the occurrence of an event of default, the Credit Agreement provides for an additional 8% interest pursuant to the terms of the agreement. The outstanding principal and interest under the credit facility are payable in cash on the maturity date. The Company also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. The compounded interest and capitalized fees are excluded when determining whether the Available Amount has been exceeded. The credit facility is secured by a first priority security interest in all of the assets of LIIT and LIBB, including the membership interests in LIBB held by LIIT. LIIT also has guaranteed the repayment of LIBB’s obligations under the credit facility. In addition, the credit facility will be guaranteed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, in certain limited circumstances up to a maximum amount of $200,000.

The Lender may accelerate the credit facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to LIBB or the Company or the occurrence of an event of default under other material indebtedness of LIBB or the Company. The Company and LIBB also made certain customary representations and warranties and covenants, including negative covenants with respect to the incurrence of indebtedness. As of March 31, 2016, the Company is in compliance with these covenants.

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

On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000. On March 24, 2016, LIBB obtained a $250,000 advance from the Lender and during May 2016, LIBB will obtain another $250,000 advance from the Lender, as a result of which the Available Amount will be borrowed in full. On April 8, 2016, the agreement was amended further (See Note 11).

As of March 31, 2016, the outstanding balance on the line of credit was $1,377,930. The line of credit is convertible at $4.00 per share of common stock into 344,483 shares of common stock. As of December 31, 2015, the outstanding balance on the line of credit was $1,091,571.

Deferred financing costs related to the Credit Agreement, which are included in the accompanying condensed consolidated balance sheet, are amortized over the three year term of the line of credit agreement. As of March 31, 2016, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $224,453. As of December 31, 2015, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $65,797.

NOTE 5 – STOCKHOLDERS’ EQUITY

From January 1, 2016 to March 14, 2016, the Company sold 171,725 units to investors at $4.00 per unit for gross proceeds of $686,900. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The Company incurred costs of $60,110 related to these sales resulting in net proceeds of $626,790. As part of these sales 25,000 units were sold to Thomas Cardella, who subsequently became a member of the Company’s Board of Directors, and 7,500 shares were sold to Paul Vassilakos, a member of the Board of Directors. The sales were part of a private placement of up to $3,000,000 of units (the “Second Offering”) conducted by the Company on a “best efforts” basis through a placement agent (the “Placement Agent”) that commenced on November 24, 2015. The Offering terminated on March 14, 2016.

The Placement Agent for the Second Offering was paid a commission equal to 10% of the aggregate purchase price from the Units sold to investors introduced to the Company by the Placement Agent. The Company also paid the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the Units sold to (i) investors introduced to the Company by the Placement Agent and (ii) investors not introduced to the Company by the Placement Agent who purchase less than $500,000 of Units in the aggregate (together, the “Covered Investors”). From March 1, 2016 through March 14, 2016, the Placement Agent was only entitled to a 3% non-accountable allowance for investors introduced by our Company to the Placement Agent. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 10% of the total shares of Common Stock included in the Units sold in the Second Offering to the Covered Investors, with an exercise price of $4.50 per share.

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

During the year ended December 31, 2015 through March 14, 2016, the Company sold 345,725 units through the Placement Agent. As a result on March 29, 2016, 34,573 warrants were issued to the Placement Agent. The warrants have an exercise price of $4.50 per share and expire on October 30, 2020.

On March 29, 2016 and March 31, 2016, the Company entered into subscription agreements for the sale of 58,750 units for gross proceeds of $235,000 at $4.00 per unit, including 2,500 units sold to family members of Philip Thomas, CEO and a member of the Board of Directors and 2,500 to a relative of Thomas Panza , a greater than 10% owner of the Company (the “March Sales”). Each unit consists of one share of common stock and a warrant to purchase one share of common stock. As of March 31, 2016, subscriptions receivable related to these sales were $120,000. The proceeds from the subscriptions receivable were received during April 2016.

Each warrant issued in the March Sales entitles the holder to purchase one share of the Company’s common stock at an exercise price of $6.00 per share, commencing immediately and expiring on March 29, 2019. The exercise price and number of shares of common stock issuable on exercise of the warrants are subject to standard anti-dilution provisions. The Company, at its option, may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, if (i) the closing price per share of the common stock is at least $10.00 for 30 consecutive trading days ending on the third business day prior to the notice of redemption or (ii) the common stock is listed for trading on a national securities exchange and the closing price per share of common stock on the first day of trading on such exchange is at least $7.50. The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

During the year ended December 31, 2015, the Company entered into agreements with four members of its Advisory Board. Upon signing the agreement, each Advisory Board Member was entitled to receive 7,500 shares of common stock. These shares were issued on January 26, 2016.

In addition, on January 26, 2016, 35,824 shares of common stock were issued to the non-employee members of the Board of Directors in relation to their services with the Company during the year ended December 31, 2015.

On March 31, 2016, the Company issued 3,400 shares of common stock at $4.00 per share to customers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $13,600 as a reduction to net sales in the accompanying condensed consolidated statements of operations.

On March 31, 2016, the Company issued 1,200 shares of common stock at $4.00 per share to suppliers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $4,800 in cost of goods sold in the accompanying condensed consolidated statements of operations.

On March 31, 2016, the Company issued 2,000 shares of common stock at $4.00 per share to brokers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $8,000 in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

On March 31, 2016, the Company issued 6,700 shares of common stock at $4.00 per share to consultants of the Company. For the three months ended March 31, 2016, the Company recorded $26,800 in general and administrative expenses in the condensed consolidated statements of operations.

On March 31, 2016, the Company issued 5,000 shares of common stock at $4.00 per share to a consultant pursuant to a consulting services agreement. The terms of the agreement require the consultant to perform services for the Company through February 23, 2017. As a result, $20,000 was included in prepaid expenses in the accompanying balance sheet as of March 31, 2016.

On March 31, 2016, the Company issued 15,833 shares of common stock at $4.00 per share to a consultant, who also became a member of the Company’s Advisory Board on March 31, 2016. The shares were issued pursuant to a consulting agreement for future services. As a result, $63,332, was included in prepaid expenses in the accompanying balance sheet as of March 31, 2016. In addition, pursuant to the terms of the consulting agreement, the Company was required to make an advance payment of $20,000 which was made during April 2016. In addition the consultant will be paid an additional $30,000 in cash upon completion of their services.

On March 31, 2016, the Company issued 7,500 shares of common stock to an employee of the Company at $4.00 per share. During the three months ended, the $30,000 incurred was included in selling and marketing expenses in the accompanying condensed consolidated statements of operations related to this issuance.

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

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	194,667	$3.75	$6.22

Granted	-	$-	$-
Exercised	-	$-	$-
Expired, forfeited or cancelled	-	$-	$-

Outstanding at March 31, 2016	194,667	$3.75	$6.22	4.2	$48,667
Exercisable at March 31, 2016	73,000	$3.75	$6.22	4.2	$18,250

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2016 there was a total of $699,807 of unrecognized compensation expense related to unvested options. The cost is expected to be recognized through 2017 over a weighted average period of 1.15 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. For the three months ended March 31, 2016, the Company recorded stock based compensation of $151,354 related to the issuance of these options.

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

NOTE 7 – STOCK WARRANTS

During the three months ended March 31, 2016, the Company issued 265,048 warrants (See Note 5), which are all exercisable.

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2016	1,285,111	$4.70	-

Issued	265,048	$5.80	-
Expired	-	$-	-
Forfeited	-	$-	-

Outstanding March 31, 2016	1,550,159	$4.89	2.69

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. The Company’s management and legal counsel believe it is too early to determine the probable outcome of this matter.

On October 3, 2014, an action was filed by Madwell LLC in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and one of the Company’s directors. Madwell was seeking $940,000, which included $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. On July 31, 2015, the Company entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, the Company agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. As of the date of this filing, the full amount has been paid to Madwell. In addition, the Company indemnified Mr. Vassilakos for a de minimis amount of expenses incurred by him in connection with this litigation. During January 2016, we made the final installment payment of $80,000 in settlement of the matter.

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

On February 1, 2016, the Company entered into an agreement with an employee. The employee is to be paid a base salary of $120,000 per annum through December 31, 2018. In addition, the employee was awarded 7,500 shares of common stock at the inception of the agreement (See Note 5). In addition, at December 31, 2016, the employee will be paid a bonus between 20% and 40% of the employee’s base salary, with the amount above 20% to be determined at the discretion of the board.

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

During the year ended December 31, 2015, the Company entered into agreements with four members of its Advisory Board. Upon signing the agreement, each Advisory Board Member was entitled to receive 7,500 shares of common stock to be paid at December 31, 2015. These shares were issued on January 26, 2016. For each year of service after December 31, 2015, the Advisory Board members will be entitled to receive $30,000 worth of common stock and $12,000 in cash on an annual basis. In addition, the members will be entitled to reimbursement of expenses and $1,000 for each meeting attended. The agreements can be terminated by either party with 30 days notice. On March 31, 2016, the Company added one member to the Advisory Board. In addition, one member of the Advisory Board became a member of the Company’s Board of Directors. During the three months ended March 31, 2016, the Company incurred $45,000 in costs which are included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2016, two customers accounted for 16% and 12% of net sales, respectively. In addition, the Company collects vending proceeds based on contracts in certain school districts. Sales within one school district accounted for 13% of our net sales during the three months ended March 31, 2016. For the three months ended March 31, 2015, one customer accounted for 12% of net sales.

For the three months ended March 31, 2016 and March 31, 2015, the largest vendors represented approximately 71% (four vendors) and 81% (three vendors) of purchases, respectively. As of March 31, 2016 one supplier accounted for 10% of accounts payable.

NOTE 10 - RELATED PARTIES

During the year ended December 31, 2015, the Company entered into the Credit Agreement with the Lender, a related party (see Note 4.).

The Company recorded revenue related to sales to two entities, whose owners became employees of the Company during 2014. For the three months ended March 31, 2016 and 2015, sales to these related parties were $- and $7,959, respectively. As of March 31, 2016, accounts receivable from these customers were $11,287. As of December 31, 2015, accounts receivable from these customers were $15,513.

The Company recorded revenue related to sales to an entity, CFG Distributors LLC, whose owner became an employee of the Company during 2015. For the three months ended March 31, 2016 and March 31, 2015, sales to this related party were $404 and $10,758, respectively. As of March 31, 2016, the amount due from this customer was $50,270, with $12,000 included in accounts receivable and $38,270 included in other assets due to the expected timing of collection. As of December 31, 2015, accounts receivable from this customer were $51,961.

In addition, the Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended March 31, 2016 and 2015, sales to this related party were $1,158 and $1,498, respectively. As of March 31, 2016 and December 31, 2015, there was $1,610 and $518, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the three months ended March 31, 2016, the Company purchased $8,258 of product from this vendor. As of March 31, 2016, the outstanding balance due to this entity included in accounts payable was $2,724. As of December 31, 2015, the outstanding balance due to this entity included in accounts payable was $3,242.

During the three months ended March 31, 2016, the Company accrued $65,000 in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the condensed consolidated statements of operations. The non-employee members of the Board of Directors will receive $35,000 worth of stock for their services and $30,000 in cash for their services through 2016.

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of March 31, 2016, the accounts payable and accrued expenses due to these parties were $59,867. As of December 31, 2015 accounts payable and accrued expenses to these parties were $87,258.

NOTE 11 - SUBSEQUENT EVENTS

On April 8, 2016 the Company filed a registration statement on Form S-1 with the SEC to raise additional capital. No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

During April 2016, the Company entered into an agreement with the Lender (See Note 4). Upon a capital raise of at least $5,000,000, the Lender has agreed to convert all of the outstanding principal and interest under the Brentwood Note into 421,972 shares of our common stock (assuming all approved advances are completed and there are no further advances by the Lender) at the closing of the offering. In addition, the Lender will exchange its 1,111,111 warrants for 486,111 shares of common stock at such time. The Credit Facility will remain outstanding except that the Facility Amount will be reduced to $3,500,000. The Recapitalization will occur only if the gross proceeds from the offering are at least $5,000,000 (“A Qualified Public Offering”).

In addition, the Company and LIBB entered into an Amendment No. 1 (the “ Registration Rights Amendment ”) to the Registration Rights Agreement (the “Registration Rights Amendment ”), dated as of December 3, 2015, by and among LIBB, the Company and the Lender. The Registration Rights Amendment amended the Registration Rights Agreement, effective as of the closing of a Qualified Public Offering, so that the “piggyback” registration rights granted to the Lender thereunder will apply to the shares issuable in the Recapitalization.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Recent Developments

Intellectual Property

On April 19, 2016, the United States Patent and Trademark Office (the “USPTO”) registered our mark “Long Island Iced Tea” (Registration No. 4,943,056 on the supplemental register).  Registration on the supplemental register allows the use of the ® symbol, blocks later filed applications for confusingly similar marks, and allows us to sue infringers in federal court, which has well-settled case law and standards. Notwithstanding the foregoing, the supplemental register does not provide all the protection of a registration on the principal register.  As with any other registered mark, we may be open to claims of others contesting the trademark.

Line of Credit

On November 23, 2015, we entered into a Credit and Security Agreement (the “Credit Agreement”) with LIBB, our wholly owned subsidiary, as the borrower, and Brentwood LIIT Inc., as the lender (the “Lender” or “Brentwood”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”). The amount available to be advanced under the Credit Facility (the “Available Amount”) may be increased from time to time, in increments of $500,000, up to a maximum of $5,000,000 (the “Facility Amount”), and we may obtain advances under the Credit Facility, subject to the approval of Brentwood. In March 2016, Brentwood approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances in the same amount. Advances in the amount of $250,000 were received, and the additional $250,000 will be received in May 2016. The aggregate Available Amount currently is $1,500,000, all of which will have been loaned to us upon completion of the final advance.

Board of Directors and Strategic Advisory Board

The Company has established a Strategic Advisory Board of business and industry professionals to help guide the Company’s business and market development. On March 31, 2016, the Company added Bert Moore to its Advisory Board.

On April 1, 2016, the board of directors (the “ Board ”) of Long Island Iced Tea Corp. (the “ Company ”) adopted a resolution expanding the size of the Board from five to six directors and appointed Tom Cardella as a Class 2 director (with a term expiring in 2017) to fill the newly created directorship.

Proposed Public Offering

On April 8, 2016 we filed a registration statement on Form S-1 with the SEC to raise additional capital (the “Proposed Offering”). No assurance can be given that such offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder.

In connection with the Proposed Offering, Brentwood has agreed to restructure certain of our obligations under the Credit Agreement and related documents. The loans under the Credit Facility are evidenced by a secured convertible promissory note (the “Brentwood Note”). Brentwood may convert the outstanding principal and interest under the Brentwood Note into shares of our common stock at a conversion price of $4.00 per share. In addition, in connection with the establishment of the Credit Facility, we issued a warrant (the Brentwood Warrant”) to Brentwood. The Brentwood Warrant entitles the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.00 per share. Pursuant to an amendment to the Credit Agreement signed in April 2016, Brentwood has agreed to convert all of the outstanding principal and interest under the Brentwood Note into 421,972 shares of our common stock (assuming all approved advances are completed and there are no further advances by Brentwood) at the closing of such offering. In addition, Brentwood will exchange the Brentwood Warrant for 486,111 shares of common stock at such time (together with the conversion of the Brentwood Note, the “Recapitalization”). The Recapitalization will occur only if the gross proceeds from the Proposed Offering are at least $5,000,000.

Highlights

We generate income through the sale of our iced teas. The following are highlights of our operating results for the three months ended March 31, 2016:

•	Net sales. During the three months ended March 31, 2016, we had net sales of $508,169, an increase of $243,447 over the three months ended March 31, 2015. Included in our net sales was a reduction to net sales of $13,600 related to a non-recurring issuance of common stock to certain distributors. In the absence of this issuance of common stock, sales would have increased to $521,769 for the three months ended March 31, 2016. The increase is primarily due to brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers.

•

Margin. Our margin decreased by 19% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was due to the fact that during the three months ended March 31, 2015 the Company received a credit of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive impact of $28,477 on our gross profit in the prior year. Furthermore, during May 2015 and January 2016, we introduced five of our flavors in gallon containers. Sales of our gallon containers carry lower margins than our standard 20 ounce containers. As a result, our margins during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were negatively impacted by the introduction of gallon container sales into our sales mix. In addition, during the three months ended March 31, 2016, the Company recorded an adjustment of $14,350 to reduce the cost of certain products to estimated net realizable value.  These negative factors were partially offset by sales through vending machines which typically carry higher margins.

•	Operating expenses. During the three months ended March 31, 2016, our operating expenses were $1,264,208, an increase of $837,004 as compared to three months ended March 31, 2015. The increase in operating expenses for the three months ended March 31, 2016 related primarily to increased payroll (including stock based compensation), increases in Advisory Board and Board of Directors fees, and increases in legal and consulting expenses.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes. During the three months ended March 31, 2016, our cash flows used in operations were $768,912 and our net cash provided by financing activities was $924,574. We had working capital of $763,090 as of March 31, 2016.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

•	We believe that using various marketing tools, which may include significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

•	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

•	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations.

•	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

•	We are currently involved in litigation. Please refer to Item 1 of Part II of this quarterly report. There are no assurances that there will be successful outcomes to these matters.

•	We developed a gallon product line featuring five of our existing flavors. The Company’s gross margins are minimal on this product. There are no assurances we will be successful in increasing the margins on this product line.

Please refer to risks factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part II of this quarterly report.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that, of our significant accounting policies (see Note 2 of the condensed consolidated financial statements included in this quarterly report), the following policies are the most critical.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

	For the Three Months Ended March 31,
	2016	2015
Net sales	508,169	264,722

Cost of goods sold	467,618	193,309
Gross profit	40,551	71,413
Operating expenses:
General and administrative expenses	777,665	219,423
Selling and marketing expenses	486,543	207,781
Total operating expenses	1,264,208	427,204

Operating Loss	(1,223,657)	(355,791)

Other expenses:
Interest expense	(193,413)	(22,875)

Net loss	$(1,417,070)	$(378,666)

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2016 increased by $243,447, or 92%, to $508,169 as compared to $264,722 for the three months ended March 31, 2015. Included in our net sales was a reduction to net sales of $13,600 related to a non-recurring issuance of common stock to certain distributors. In the absence of this issuance of common stock, sales would have increased to $521,769 for the three months ended March 31, 2016. The increase is primarily due to brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers. Net sales of our product in gallons during the three months ended March 31, 2016 were approximately $149,000 as compared to $0 for the three months ended March 31, 2015. In addition, the Company purchased vending machines in the fourth quarter of 2015. Sales of our iced tea products as well as other products purchased from vendors were approximately $64,000 during the three months ended March 31, 2016 as compared to $0 for the three months ended March 31, 2015. We also began selling certain juice products in the first quarter of 2016. Sales of these products were approximately $24,000 during the three months ended March 31, 2016. The remainder of the increase was due to increased distribution, including in the Midwest of the United States.

Gross profit decreased by $30,862, or 43%, from $71,413 for the three months ended March 31, 2015 to $40,551 for the nine months ended September 30, 2015. Our gross profit percentage decreased by 19% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was due to the fact that during the three months ended March 31, 2015 the Company received a credit of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive impact of $28,477 on our gross profit in the prior year. Furthermore, during May 2015 and January 2016, we introduced five of our flavors in gallon containers. Sales of our gallon containers carry lower margins than our standard 20 ounce containers. As a result, our margins during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were negatively impacted by the introduction of gallon container sales into our sales mix. In addition, during the three months ended March 31, 2016, the Company recorded an adjustment of $14,350 to reduce the cost of certain products to estimated net realizable value. These negative factors were partially offset by sales through vending machines which typically carry higher margins.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016 increased by $558,242, or 254%, to $777,665 as compared to $219,423 for the three months ended March 31, 2015. During the three months ended March 31, 2016, costs incurred related to our Board of Directors and Advisory Board were $110,000, which consisted of fees to be paid in cash and common stock to the directors and Advisory Board members, as compared to $0 during the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company’s general and administrative salaries increased by $28,700 as compared to the three months ended March 31, 2015. This was primarily the result of the increase in the Chief Executive Officer’s salary, which took place on May 27, 2015 in connection with the consummation of the business combination between us, LIBB and Cullen. In addition, the Company incurred $105,740 in stock based compensation expense that was allocated to general and administrative expenses during the three months ended March 31, 2016. Legal and professional fees increased by $97,536 which included fees paid to consultants of the Company of $55,800 who advise us in capital raising as well as increased accounting and legal costs related to the filing of our 10-K. Additionally, during the three months ended March 31, 2016, the Company incurred $46,667 related to the costs of its alcohol development contract. The remainder of the cost increases primarily related to rent and storage fees, insurance costs, website and internet costs, press release costs and filing fees related to becoming a public company on May 27, 2015, and increases in depreciation expense related to the purchase of vending machines in the fourth quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2016 increased by $278,762, or 134%, to $486,543 as compared to $207,781 for the three months ended March 31, 2015. Selling and marketing expenses increased largely due to increased selling salaries of $142,000 primarily related to the hiring of new employees, including a national vice president. Included in this amount was $30,000 of stock based compensation to this employee. In addition, stock based compensation allocated to selling and marketing expenses related to stock options increased by $45,613. Additionally sales commissions paid to brokers increased by approximately $31,000 due to stock issued to brokers worth $8,000 and the increase in commissions related to our sales through vending machines. Freight out increased by $29,038 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to increased volume as well as increased freight rates resulting from shipments from a storage facility located in Georgia. Demo expenses also increased by approximately $25,000 as a result of demos put on in support of our gallon brand. The remainder of the increase was caused by various other marketing expenses.

Other expense

Other expense, which consisted of interest expense, for the three months ended March 31, 2016 increased by $170,538, or 746%, to $193,413 as compared to $22,875 for the three months ended March 31, 2015. The increase was primarily the result of the Credit Facility with Brentwood and the related amortization of deferred financing costs associated with the agreement.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital of $763,090 as of March 31, 2016. We believe that as a result of a commitment for financing from a stockholder and our working capital as of March 31, 2016 that our cash resources will be sufficient to fund our net cash requirements through May 14, 2017.

The following is an overview of our borrowings as of March 31, 2016:

Description of Debt	Holder	Interest Rate	Balance at March 31, 2016
Automobile Loans	Various	3.59% to 10.74%	$51,415
Equipment Loans	Magnum Vending Corp.	10%	$103,951
Line of Credit	Brentwood LIIT Inc.	Prime plus 7.5%	$1,377,930

Below is a summary of our financing activities during the fiscal year ended December 31, 2015 and the quarter ended March 31, 2016. In order to execute our long-term growth strategy, which could include the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

2016 Financing Activity

Commencing on November 24, 2015 and ending on March 14, 2016, we conducted a private placement of up to $3,000,000 of units (the “November Offering”) on a “best efforts” basis through a placement agent (the “Placement Agent”). From January 1, 2016 to March 14, 2016, we raised gross proceeds of $686,900, through the sale of 171,725 units at $4.00 per unit, as part of the November Offering. In a separate private offering, we also raised gross proceeds of $235,000, through the sale of 58,750 units at $4.00 per units, during March 2016 (the “March Sales”). Each unit issued in the November Offering and in the March Sales consists of one share of common stock and one warrant to purchase one share of common stock. Included in the proceeds for the March Sales were subscriptions receivable of $120,000 which were collected during April 2016.

In March 2016, Brentwood approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances in the same amount. Advances of $250,000 have been received by the Company, and an additional $250,000 will be received during May 2016. As of March 31, 2016, the principal amount of loans outstanding, including capitalized interest and fees (both of which are excluded when determining whether the Available Amount has been reached), were $1,377,930. The terms of the Credit Agreement are described more fully below in “2015 Borrowing Activity.”

On April 8, 2016 we filed a registration statement on Form S-1 with the SEC to raise additional capital. No assurance can be given that the Proposed Offering will be consummated, or if consummated, will raise the maximum amount contemplated thereunder. In connection with the Proposed Offering, pursuant to an amendment to the Credit Agreement signed in April 2016, Brentwood has agreed to convert all of the outstanding principal and interest under the Brentwood Note into 421,972 shares of our common stock (assuming all approved advances are completed and there are no further advances by Brentwood) at the closing of the offering. In addition, Brentwood will exchange the Brentwood Warrant for 486,111 shares of our common stock at such time. The Credit Facility will remain outstanding, except that the Facility Amount will be reduced to $3,500,000. The Recapitalization will occur only if the gross proceeds from the Proposed Offering are at least $5 million.

2015 Borrowing Activity

On November 23, 2015, we entered into the Credit Agreement with LIBB, as the borrower, and Brentwood, as the lender. The Credit Agreement provides for a revolving Credit Facility. The Available Amount under the Credit Facility may be increased from time to time, in increments of $500,000, up to a maximum Facility Amount of $5,000,000, and we may obtain further advances, subject to the approval of Brentwood. The loans under the Credit Agreement are evidenced by the Brentwood Note. The proceeds of the Credit Facility are to be used for the purposes disclosed in writing to Brentwood in connection with each advance. The lender had approved an Available Amount of $1,000,000 and had made advances to us in the same amount as of December 31, 2015. As of December 31, 2015, the outstanding balance of the loans under the Credit Facility, including capitalized interest and fees as described below (both of which are excluded when determining whether the Available Amount has been reached), was $1,091,571.

The Credit Facility bears interest at rate equal to the prime rate plus 7.5% (11% at March 31, 2016), compounded quarterly, and matures on November 23, 2018. The outstanding principal and interest under the Credit Facility are payable in cash on the maturity date. We also paid Brentwood a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay Brentwood $30,000 for its expenses at the maturity date. The Credit Facility is secured by a first priority security interest in all of our property, including the membership interests in LIBB held by us. We also have guaranteed the repayment of LIBB’s obligations under the Credit Facility. In addition, LIBB’s obligations are guaranteed by Philip Thomas, our Chief Executive Officer, in certain limited circumstances, up to a maximum of $200,000.

Brentwood may accelerate the amounts due under the Credit Facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to us or the occurrence of an event of default under other material indebtedness of ours. The Company and LIBB also made certain customary representations and warranties and covenants, including negative covenants with respect to the incurrence of indebtedness.

The loans under the Credit Agreement are evidenced by the Brentwood Note. Brentwood may elect to convert the outstanding principal and interest under the Brentwood Note into shares of our common stock at a conversion price of $4.00 per share. The conversion price and the shares of common stock or other property issuable upon conversion of the principal and interest are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of our common stock, or in the event of a fundamental transaction.

In addition, in connection with the establishment of the Credit Facility, we issued the Brentwood Warrant to Brentwood. The Brentwood Warrant entitles the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision. The exercise price and number of shares of our common stock or property issuable on exercise of the Brentwood Warrant are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of the common stock, or in the event of a fundamental transaction.

Brentwood will have certain “piggyback” registration rights, on customary terms, with respect to the shares of our common stock issuable upon conversion of the Brentwood Note and upon exercise of the Brentwood Warrant.

Brentwood has agreed to convert all of the outstanding principal and interest under the Brentwood Note into 421,972 shares of our common stock (assuming all approved advances are completed and there are no further advances by Brentwood) at the closing of the offering. In addition, Brentwood will exchange the Brentwood Warrant for 486,111 shares of our common stock at such time. The Credit Facility will remain outstanding, except that the Facility Amount will be reduced to $3,500,000. The Recapitalization will occur only if the gross proceeds from this offering are at least $5 million.

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp., or “Magnum,” an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon the inception of the agreement was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer the vending machines to the Company. As of December 31, 2015, the total principal amount of the payments underlying the agreement was $117,917 and we had made principal and interest payments of $6,463 under the agreement.

On April 28, 2015, LIBB received $150,000 as proceeds from a loan from Bass Properties, LLC, or “Bass Properties,” which was at the time a stockholder of Cullen and member of LIBB. On May 4, 2015, LIBB received $400,000 as proceeds from a loan with Ivory Castle Limited, or “Ivory Castle,” which was at the time a member of LIBB. These notes bore interest at 6% per annum and were to mature on July 31, 2016. On June 30, 2015, these loans, together with accrued interest, a total of $555,910 were converted into 138,979 shares of the Company’s common stock.

On March 26, 2015, LIBB received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. This loan was eliminated when consolidating the financial statements.

2015 Private Placements

On June 30, 2015, we received net proceeds of $468,468 through the issuance of 117,636 shares of common stock at an average price of approximately $4.00 per share.

On July 8, 2015, we received proceeds of $100,000 through the issuance of 25,000 shares of common stock at a price of $4.00 per share.

Commencing on August 10, 2015 and ending on October 30, 2015, we conducted a private placement of up to $3,000,000 of units (the “August Offering”), at a price of $4.00 per unit, through a placement agent. During the private placement, we sold an aggregate of 155,750 units for total gross proceeds of $623,000. The units consisted of one share of common stock (or an aggregate of 155,750 shares) and one warrant (or an aggregate of 155,750 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on September 17, 2018.

On November 24, 2015, we commenced the November Offering of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent. As of December 31, 2015, we had sold an aggregate of 18,250 units for total gross proceeds of $73,000 in the private placement. The units consisted of one share of common stock (for an aggregate of 18,250 shares) and one warrant (for an aggregate of 18,250 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on November 30, 2018. We made additional sales in the November Offering after December 31, 2015, as described above under “2016 Financing Activity”

Net proceeds after all direct costs related to the August Offering and the November Offering, including the value of warrants issued to the placement agent in the offerings, were $540,946 for the year ended December 31, 2015.

2015 Business Combination

On May 27, 2015, we completed the business combination contemplated by the Agreement and Plan of Reorganization, dated as of December 31, 2014, as amended, by and among us, Cullen, Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, LIBB, and Phil Thomas and Thomas Panza. Prior to the closing of the business combination, we were a wholly-owned subsidiary of Cullen formed solely for the purpose of consummating the business combination, LIBB was a private operating company and Cullen was a public company seeking alternative strategic opportunities in all industries and regions in an effort to maximize stockholder value. Upon the closing of the business combination, we became the new public company and Cullen and LIBB became wholly-owned subsidiaries of ours. As a result of the consummation of the business combination, we gained access to the cash held by Cullen of $120,841. Under the agreement, upon consummation of the business combination, the holders of the LIBB membership interests received 2,633,334 shares of our common stock, subject to adjustment based on LIBB’s and Cullen’s net working capital at the closing. On July 16, 2015, the payment of the net working capital adjustment under the agreement was waived by the parties.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $768,912 for the three months ended March 31, 2016 as compared to net cash used in operating activities of $502,745 for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2016 was primarily the result of the net loss of $1,417,070 offset by non-cash charges of $477,689. Cash used in operating activities for the three months ended March 31, 2015 was $502,745. This was primarily the result of net losses of $378,666 and increases in inventory of $275,213.

Net cash used in investing activities

Net cash used in investing activities was $0 and $5,850 for the three months ended March 31, 2016 and 2015, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $924,574 for the three months ended March 31, 2016 as compared to net cash provided by financing activities of $245,657 for the three months ended March 31, 2015. Cash flows from financing activities were primarily the result of $250,000 in proceeds under the Credit Agreement with Brentwood and $741,790 from the sale of common stock and warrants, net of costs. These proceeds were offset by payments of deferred offering costs of $53,383, repayments of automobile loans of $4,680, and repayments of equipment loans of $9,153. During the three months ended March 31, 2015, LIBB received $250,000 in loans from Cullen prior to the Merger between LIBB, Cullen, and Long Island Iced Tea Corp. Proceeds from this loan were offset by payments of automobile loans of $4,363.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

During the three months ended March 31, 2016, the following material changes occurred in the Company’s contractual obligations:

As a result of additional proceeds received under the Credit Facility and the capitalization of accrued interest, as of March 31, 2016, $1,377,930 was outstanding under Credit Agreement with Brentwood LIIT Corp.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Accounting Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2016 due to a material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal actions:

•	Revolution Marketing, LLC .. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. Our management and legal counsel believes it is too early to determine the probable outcome of this matter.

•	Madwell LLC . On October 3, 2014, an action was filed by Madwell LLC in the Supreme Court of New York entitled Madwell LLC v. Long Island Brand Beverages LLC, Philip Thomas, its Chief Executive Officer, and Paul Vassilakos, Cullen’s former Chief Executive Officer and one of our directors. Madwell was seeking $940,000, which included $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. On July 31, 2015, we entered into a settlement agreement with Madwell. Pursuant to the settlement agreement, we agreed to pay Madwell $440,000 in six installments with the last installment due no later than December 31, 2015. In addition, Madwell agreed to discontinue its lawsuit and the parties agreed to mutual releases of liability related to fees for advertising, marketing and design services or any matter relating to the lawsuit. As of the date of this filing, the full amount has been paid to Madwell. In addition, we indemnified Mr. Vassilakos for a de minimis amount of expenses incurred by him in connection with this litigation. During January 2016, we made the final installment payment of $80,000 in settlement of the matter.

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Item 1A of Part I of our annual report on Form 10-K filed on March 22, 2015. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, before deciding to invest in our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our securities could decline and you may lose all or part of your investment.

Risks Related to Our Business

We operate in highly competitive markets, which could negatively affect our sales.

Our industry is highly competitive. We compete with multinational corporations with significant financial resources, including Dr Pepper Snapple Group, Inc. and Arizona Beverage Company. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. These generic or store-branded products may be a less expensive option for consumers than our products making it more difficult to sell our product. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

We may not effectively respond to changing consumer preferences, trends, health concerns and other factors. If we do not effectively anticipate these trends, then quickly develop new products, our sales could suffer.

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

Costs for our raw materials may increase substantially, which could negatively affect our financial performance.

The principal raw materials we use in our business are bottles, caps, labels, packaging materials, tea essence and tea base, sugar, natural flavors and other sweeteners, juice, electricity, fuel and water. The cost of the raw materials can fluctuate substantially. We may not be able to pass along any increases in such costs to our customers or consumers, which could negatively affect our business and financial performance. We presently do not mitigate our exposure to volatility in the prices of raw materials through the use of forward contracts, pricing agreements or other hedging arrangements.

Certain raw materials we use are available only from a limited number of suppliers. In the event our suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases

Most of the raw materials we use are available from only a few suppliers. If these suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases. Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism. A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy. Any significant interruption to supply or cost increase could substantially harm our business and financial performance.

Substantial disruption to production at our third party beverage co-packing facilities and our storage facilities could occur, which could disrupt or delay our production or cause us to incur substantially higher costs.

Our products are currently produced by three established co-packing companies. A disruption in our production at, or our relationships with, our third party beverage co-packing facilities could have a material adverse effect on our business. In addition, a disruption could occur at any of our storage facilities or those of our suppliers, co-packers or distributors. The disruption could occur for many reasons, including fire, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.

We rely, in part, on our third party beverage co-packing facilities to maintain the quality of our products. The failure or inability of this co-manufacturer to comply with the specifications and requirements of our products could result in product recall and could adversely affect our reputation.

We take great care in ensuring the quality and safety in the manufacture of our products. Our third-party co-manufacturer is required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications. Our third-party co-manufacturer is also required to comply with Food and Drug Administration requirements for manufacturing of our product. However, our products could still otherwise become contaminated. A contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

We may be subject to litigation. The cost of defending against such litigation and the negative publicity related to such litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability or negatively affect our operating results. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Item 3 of Part I of our Annual Report on Form 10-K filed on March 22, 2016 and Item 1 of Part II of this Form 10-Q.

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

We depend on a small number of large retailers for a significant portion of our sales. Our sales growth is dependent upon maintaining our relationships with existing customers and the loss of any one such customer could materially adversely affect our business and financial performance.

Certain retailers that we service primarily through our distributors make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. We also sell directly to certain retail accounts, including Costco, and to the distribution facilities of such retailers. For the three months ended March 31, 2016, two customers accounted for 16% and 12% of net sales, respectively. In addition, the Company collects vending proceeds based on contracts in certain school districts. Sales within one school district accounted for 13% of our net sales during the three months ended March 31, 2016. For the year ended December 31, 2014, our top three customers, Costco Wholesale, Windmill Distributing, and CFG Distributors LLC, accounted for 32%, 16% and 14% of net sales, respectively. During the year ended December 31, 2015, our top customer, Wakefern Food Corp., accounted for approximately 10% of our net sales and sales to Costco represented 6% of our net sales. Some retailers also offer their own private label products that compete with some of our brands. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

Food and beverage retailers in the U.S. have been consolidating which may reduce our ability to increase both our revenue and our gross margins.

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

We do not have any contracts with our customers that require the purchase of a minimum amount of our products. The absence of such contracts could result in periods during which we must continue to pay costs and service indebtedness with reduced sales.

Our customers do not provide us with firm, long-term or short-term volume purchase commitments. As a result of the absence of such contracts, we could have periods during which we have no or limited orders for our products, but we will continue to have to pay our costs, including those to maintain our work force and service our indebtedness with reduced sales. We cannot assure you that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income and cause us to incur losses. Conversely, we may experience unanticipated increased orders for our products from these customers that can create supply chain problems and may result in orders we may be unable to meet. Unanticipated fluctuations in product requirements by our customers could result in fluctuations in our results from quarter to quarter.

We have developed a gallon product line in which our gross margins are minimal, and therefore may not generate sufficient revenues or other benefits to justify its introduction. In addition, the gallon product line may divert sales from our higher margin 20 ounce product line, which would adversely affect our business.

In May 2015, we developed a gallon product line featuring five of our existing flavors. Our gross margins on this product line are minimal. Accordingly, this product line may not generate sufficient revenues or other benefits to justify its introduction. In addition, to the extent distributors choose to carry the gallon product line instead of our higher margin 20 ounce product line, it may negatively affect our operating results, specifically our gross margin. Although we believe the gallon size has a different function and manner of consumption, consumers may choose to purchase the gallon size instead of the 20 ounce size, because the gallon size offers a better per ounce value. This would result in an overall lower gross margin for our business.

We do not have registered ownership of certain of our trade names and our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

We possess intellectual property that is important to our business. This intellectual property includes our logo, trademarks for “Long Island Iced Tea,” and “The Original Long Island Brand,” and ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets. However, we do not currently have registered ownership of the trademark “The Original Long Island Brand” and do not have registered ownership on the primary register of the trademark “Long Island Iced Tea” as described below and elsewhere herein. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. Our business is also highly dependent upon our distribution rights. If we are unable to protect our intellectual property rights, including the right to our trade name and logo, our brands, products and business could be harmed and could have a material adverse effect on our business and financial performance.

On April 19, 2016, the USPTO registered our mark “Long Island Iced Tea” (Registration No. 4,943,056) on the supplemental register. Registration on the supplemental register allows the use of the ® symbol, blocks later filed applications for confusingly similar marks, and allows us to sue infringers in federal court, which has well-settled case law and standards. Notwithstanding the foregoing, the supplemental register does not provide all the protection of a registration on the principal register. As with any other registered mark, we may be open to claims of others contesting the trademark.

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

As of March 31, 2016, we had approximately $1,533,296 of total indebtedness (comprised primarily of our $1,377,930 of indebtedness under the Credit Agreement, which bears interest at the prime rate plus 7.5%). In addition, in May 2016, Brentwood will make an additional advance of $250,000 to us under the Credit Agreement. While our debt under the Credit Agreement will be converted in connection with the Recapitalization if the Proposed Offering is completed and generates gross proceeds to us of at least $5,000,000, and although we may pay interest that accrues on the loans under the Credit Agreement by capitalizing the interest and adding it to the principal balance of such loans, we may not be able to generate sufficient cash to service such debt as cash payments become due. If new debt is added to our current debt levels, the related risks for us could intensify.

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

The execution of our business strategy depends largely on the continued efforts of our executive management, including Philip Thomas (co-founder of LIBB and our Chairman of the Board and Chief Executive Officer) and Peter Dydensborg (our Chief Operating Officer). We are also dependent on the efforts of Joe Caramele, our Vice President of National Sales & Marketing, whose skills, knowledge and contacts would be difficult to replace. As we have a limited operating history, we are highly dependent upon these individuals’ knowledge, experience and reputation within the industry. Any or all of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation, our development efforts and future prospects would be substantially impaired. We have employment agreements in place with these individuals that include non-competition provisions.

We may not comply with applicable government laws and regulations, and they could change. Any violations could result in reputational damage or substantial penalties, and any changes could result in increased compliance costs.

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

The ability of our business to grow and compete depends on the availability of adequate capital. We currently have negative cash flows from operations due in part to substantial marketing and promotional related expenses as well as our payroll expense. While we expect that the proceeds of this offering will be sufficient to meet our working capital needs for the next 12 months, we may require additional capital in the future to finance our growth strategy or for other purposes. In such event, we cannot assure you that we will be able to obtain equity or debt financing on acceptable terms or at all. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We have a limited operating history and history of operating losses, and there is no guarantee that we will achieve profitability.

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

As a result of the foregoing factors, we may be unsuccessful in expanding our business to include alcoholic beverages. Furthermore, attempting such an expansion will require a substantial investment of resources and management time, which could materially adversely affect our more established non-alcoholic beverage business as well. Accordingly, we can offer no assurance that if we expand our business beyond NARTD teas, we will be able to effectively develop, produce, market and distribute such beverages. Such failure could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our common stock is traded on the OTCQB, which is an over-the-counter market. The over-the-counter markets are inter-dealer markets that may provide significantly less liquidity than national securities exchanges. As a result, an active public market for our common stock may not develop or be sustained, which could affect your ability to sell, or depress the market price of, our common stock. We have applied to have our common stock listed on the Nasdaq Capital Market in connection with the Proposed Offering, but we cannot assure you that the Proposed Offering will be completed or that our application will be approved or that, if completed and approved, our common stock will continue to trade on Nasdaq following the Proposed Offering. Even if it is approved for trading and continues to trade on the Nasdaq Capital Market, we are unable to predict whether an active trading market for our common stock will develop or will be sustained.

The trading price and trading volume of our common stock may be volatile.

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

Our outstanding convertible debt, warrants and options and the registration rights granted to certain of our stockholders will increase the number of shares outstanding and may have an adverse effect on the market price of our common stock.

We presently have outstanding (i) employee stock options to purchase 194,667 shares of common stock at an exercise price of $3.75 per share held by certain of our executive officers, (ii) warrants to purchase up to 404,475 shares of common stock at an exercise price of $6.00 per share that were issued in private placement offerings conducted by us, (iii) warrants to purchase up to 34,573 shares of common stock at an exercise price of $4.50 per share issued to the placement agent for certain of the private placement offerings, (iv) the Brentwood Warrant to purchase 1,111,111 shares of our common stock at $4.50 per share, and (v) the Brentwood Note which is convertible into shares of our common stock at $4.00 per share (344,483 shares based on the current outstanding amount of principal and interest of $1,377,930, which excludes the $250,000 of advances approved but not yet made). If the Proposed Offering is completed and generates gross proceeds to us of at least $5,000,000, the Brentwood Note and Brentwood Warrant will be exchanged for 908,083 shares of common stock. In addition, we have granted certain demand and piggyback registration rights (i) to the investors in certain of our private placements with respect to the 404,475 shares of common stock and the shares underlying the 404,475 warrants sold to them in such offerings, (ii) to the former LIBB members with respect to the 2,633,334 shares of common stock issued to them in the business combination between us, Cullen and LIBB in May 2015, (iii) to Breentwood with respect to the 908,083 shares of common stock issuable in the Recapitalization, or with respect to any shares of common stock issuable upon conversion of the Brentwood Note and exercise of the Brentwood Warrant, if not exchanged in the Recapitalization, and (iv) to the founders of Cullen’s predecessor with respect to the shares that were originally issued to them prior to such predecessor’s initial public offering. If and to the extent these warrants and options are exercised, or these registration rights are exercised, you may experience dilution to your holdings.

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

Not all of our senior executive officers or directors have extensive experience managing a publicly traded company, and they may not be successful in doing so. The demands of managing a publicly traded company, like ours, is much greater as compared to those of a private company, and some of our senior executive officers and directors may not be able to successfully meet those increased demands.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely, or may rely, on these exemptions. If some investors find our common stock less attractive as a result, the price of our common stock may be reduced, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

We could remain an “emerging growth company” until December 31, 2020, although a variety of circumstances could cause us to lose that status earlier. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different from information provided by other public companies.

Obligations associated with being a public company require significant company resources and management attention, and we will incur increased costs as a result of being a public company.

We became subject to the reporting requirements of the Exchange Act, and the other rules and regulations of the SEC, including Sarbanes-Oxley, upon consummation of the business combination between us, LIBB and Cullen in May 2015. These requirements and rules may place a strain on our systems and resources and those of our subsidiaries, including LIBB, which was not previously subject to such regulation. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources, will make certain activities more time-consuming and will cause us to incur significant legal, accounting and other expenses that we had not previously incurred. Furthermore, the expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing, which may further strain our resources. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation will include costs associated with reports to stockholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. During 2015, we estimate that we incurred approximately $283,000 in additional costs in connection with being a public company, excluding compensation to directors and additional employees and all stock-based compensation. We cannot predict or estimate the amount of the additional costs we may incur in future years, the timing of any increases in such costs or the degree of impact that our management’s attention to these matters will have on our business.

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

The common stock may become subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We may become subject to the SEC’s penny stock rules if the market price of our common stock declines and we are not listed on a national securities exchange.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Commencing on November 24, 2015 and ending on March 14, 2016, we conducted November Offering of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent acting on a “best efforts” basis. During the November Offering, we sold an aggregate of 189,975 units for total gross proceeds of $759,900. The units consisted of one share of common stock (for an aggregate of 189,975 shares) and one warrant (for an aggregate of 189,975 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on November 30, 2018. Of such amount, 171,725 units, representing total gross proceeds of $686,900, were sold after December 31, 2015. The units described above were separable immediately upon issuance and were issued separately as shares of common stock and warrants. We incurred fees paid or to be paid in cash to the placement agent in connection with the November Private Placement of $42,990 in commissions and $22,797 as a non-accountable expense allowance. As additional compensation, we issued a warrant to the placement agent to purchase 18,998 shares of common stock at an exercise price of $4.50 per share. The November Offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. The November Offering was made solely to accredited investors without the use of any general solicitation or general advertising.

On March 29 and 31, 2016, we sold an additional 58,750 units in the March Sales directly to various accredited investors, at a price of $4.00 per unit, for aggregate gross proceeds of $235,000. The units consisted of one share of common stock (for an aggregate of 58,750 shares) and one warrant (for an aggregate of 58,750 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on March 29, 2019. The March Sales were conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The March Sales were made solely to accredited investors without the use of any general solicitation or general advertising.

On January 26, 2016, we granted 8,956 shares of our common stock to each of our nonemployee directors, Kerry Kennedy, Paul Vassilakos, Edward Hanson and Richard Roberts, for an aggregate of 35,824 shares, as compensation for their services as directors. On the same day, we also granted 7,500 shares of our common stock to each of the members of our advisory board, John Carson, Tom Cardella, Dan Holland and David Williams, for an aggregate of 30,000 shares of its common stock, as compensation for their advisory services.

On March 31, 2016, we granted 7,500 shares of our common stock to our Vice president of National Sales & Marketing, Joseph Caramele, and we granted an aggregate of 34,133 shares of common stock to several consultants, vendors and advisors, which includes 15,833 shares issued to Bert Moore, a member of our Advisory Board, related to a consumer marketing project.

The January stock grants were conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and the March stock grants were conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, for the offer and sale of securities not involving a public offering.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	First Amendment to Credit and Security Agreement, effective as of January 10, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).

10.2

Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.3

Amendment No. 1 to Registration Rights Agreement, dated as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.4	Form of Subscription Agreement for offering commencing November 24, 2015 (incorporated from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2016).

10.5	Form of Subscription Agreement for offering commencing November 24, 2015 (incorporated from Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 17, 2016).

10.6	Form of Placement Agent Warrant.

10.7	Form of Subscription Agreement for offering commencing on March 29, 2016.

10.8	Form of Warrant Agreement offering commencing on March 29, 2016.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2016

LONG ISLAND ICED TEA CORP.

By:	/s/ James Meehan
Name: James Meehan
Title: Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	First Amendment to Credit and Security Agreement, effective as of January 10, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).

10.2

Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.3

Amendment No. 1 to Registration Rights Agreement, dated as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.4	Form of Subscription Agreement for offering commencing November 24, 2015 (incorporated from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2016).

10.5	Form of Subscription Agreement for offering commencing November 24, 2015 (incorporated from Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 17, 2016).

10.6	Form of Placement Agent Warrant.

10.7	Form of Subscription Agreement for offering commencing on March 29, 2016.

10.8	Form of Warrant Agreement offering commencing on March 29, 2016.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

