Form 10-Q
period 2016-06-30
Long Island Iced Tea Corp.
filed 2016-08-15
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-37808

LONG ISLAND ICED TEA CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	47-2624098
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

116 Charlotte Avenue, Hicksville, NY 11801

(Address of Principal Executive Office)

(855) 542-2832

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 12, 2016, 7,168,621 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash	$26,666	$207,192
Accounts receivable, net (including amounts due from related parties of $58,585 and $67,992, respectively)	1,157,787	363,096
Inventories, net	639,030	712,558
Restricted cash	-	127,580
Prepaid expenses and other current assets	56,252	48,237
Total current assets	1,879,735	1,458,663

Property and equipment, net	295,473	360,920
Intangible assets	24,992	27,494
Other assets	62,167	67,438
Deferred offering costs	235,541	-
Deferred financing costs	1,520,769	1,838,082
Total assets	$4,018,677	$3,752,597

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,677,128	$601,681
Accrued expenses	934,227	458,938
Current portion of automobile loans	18,408	19,231
Current portion of equipment loan	38,037	36,627
Total current liabilities	2,667,800	1,116,477

Line of credit	1,669,376	1,091,571
Other liabilities	30,000	30,000
Deferred rent	3,613	4,648
Long term portion of automobile loans	28,242	36,864
Long term portion of equipment loan	56,987	76,477
Total liabilities	4,456,018	2,356,037

Commitments and contingencies, Note 7

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares;no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares;4,973,715 and 4,635,783 shares issued and outstanding,as of June 30, 2016 and December 31, 2015, respectively	497	463
Additional paid-in capital	5,591,375	3,926,074
Accumulated deficit	(6,029,213)	(2,529,977)
Total stockholders’ (deficit) equity	(437,341)	1,396,560

Total liabilities and stockholders’ (deficit) equity	$4,018,677	$3,752,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$1,603,667	$675,735	$2,111,836	$940,457
Cost of goods sold	1,588,870	518,808	2,056,488	712,117
Gross profit	14,797	156,927	55,348	228,340

Operating expenses:
General and administrative expenses	1,009,576	398,225	1,787,241	617,648
Selling and marketing expenses	884,083	415,552	1,370,626	623,333
Total operating expenses	1,893,659	813,777	3,157,867	1,240,981

Operating Loss	(1,878,862)	(656,850)	(3,102,519)	(1,012,641)

Other expenses:
Other expense	-	(3,327)	-	(3,327)
Interest expense	(203,304)	(23,309)	(396,717)	(46,184)

Net loss	$(2,082,166)	$(683,486)	$(3,499,236)	$(1,062,152)

Weighted average number of common shares outstanding - basic and diluted	4,973,715	3,227,713	4,847,322	2,932,166

Basic and diluted net loss per share	$(0.42)	$(0.21)	$(0.72)	$(0.36)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2016	4,635,783	$463	$3,926,074	$(2,529,977)	$1,396,560

Issuance of common stock to consultants, vendors, and customers	34,133	3	136,529	-	136,532
Issuance of common stock and warrants, net of costs	230,475	23	861,767	-	861,790
Issuance of warrants to placement agent	-	-	38,056	-	38,056
Issuance of common stock to the Advisory Board and Board of Directors	65,824	7	239,993	-	240,000
Stock based compensation	7,500	1	332,706	-	332,707
Disgorgement on short swing profit	-	-	56,250	-	56,250
Net loss	-	-	-	(3,499,236)	(3,499,236)

Balance at June 30, 2016	4,973,715	$497	$5,591,375	$(6,029,213)	$(437,341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(3,499,236)	$(1,062,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	19,839	8,843
Inventory reserve	-	19,196
Depreciation and amortization expense	80,200	52,037
Deferred rent	(1,035)	(284)
Stock based compensation	610,763	56,595
Loss on disposal of property and equipment	-	3,327
Amortization of deferred financing costs	317,313	-
Paid-in-kind interest	77,805	-
Changes in assets and liabilities:
Accounts receivable	(814,530)	(261,026)
Inventory	73,528	(418,493)
Restricted cash	127,580	-
Prepaid expenses and other current assets	(8,015)	(12,559)
Other assets	5,271	(56,370)
Accounts payable	1,019,821	160,008
Accrued expenses	475,289	157,043
Other liabilities	-	(92,466)
Total adjustments	1,983,829	(384,149)

Net cash used in operating activities	(1,515,407)	(1,446,301)

Cash Flows From Investing Activities
Purchases of property and equipment	(12,251)	(29,560)

Net cash used in investing activities	(12,251)	(29,560)

Cash Flows From Financing Activities
Repayment of automobile loans	(9,445)	(8,802)
Repayment of equipment loans	(18,080)	-
Proceeds from line of credit	500,000	-
Proceeds from the reverse merger with Cullen Agricultural Holding Corporation	-	120,841
Proceeds from the sale of common stock and warrants, net of costs	861,790	468,469
Proceeds from Bass Properties LLC loan	-	150,000
Proceeds from Cullen Agricultural Holding Corporation loan	-	250,000
Proceeds from Ivory Castle Limited loan	-	400,000
Proceeds from disgorgement of short swing profit	56,250	-
Payment of deferred offering costs	(43,383)	-
Net cash provided by financing activities	1,347,132	1,380,508

Net decrease in cash	(180,526)	(95,353)

Cash, beginning of period	207,192	398,164

Cash, end of period	$26,666	$302,811

Cash paid for interest	$6,844	$2,081

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors and customers	$136,532	$-
Net assets acquired in reverse merger	$-	$1,751,655
Conversion of loans payable and accrued interest to stockholders’ equity	$-	$555,910
Purchase of a truck in exchange for accounts receivable	$-	$9,500
Payment of accounts payable through the issuance of common stock	$-	$134,270
Accrued deferred offering costs	$192,158	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware C-Corporation (“LIIT”), was formed on December 23, 2014. LIIT was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). On December 31, 2014, LIIT entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), Long Island Brand Beverages LLC and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of LIIT and (b) LIBB Merger Sub was to be merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of LIIT (the “Mergers”). As a result of the merger which was consummated on May 27, 2015, LIIT consisted of its wholly owned subsidiaries, LIBB (its operating subsidiary) and Cullen and Cullen’s wholly owned subsidiaries, Cullen Agricultural Technologies, Inc. and Natural Dairy, Inc. (collectively the “Company”).

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

Overview

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. The Company’s product, Long Island Iced Tea, is targeted for sale to health conscious consumers on the go. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced five of its flavors in gallon bottles in 2015. The flavors packaged in gallon bottles include lemon, peach, sweet tea, green tea and honey, and mango. In addition, the Company, in order to service certain vending contracts, sold snacks and other beverage products on a limited basis in 2015. During the first quarter of 2016, the Company explored opportunities with other products, such as juices. During the second quarter of 2016, the Company began selling aloe juices and commenced selling a private label version of its product.

The Company sells its products to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the New York, New Jersey, Connecticut and Pennsylvania markets. During 2016, the Company has also begun expansion into other geographic markets, such as Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island and parts of the Midwest. The Company’s products are currently available in twelve states that have a cumulative population of 100 million people.

Liquidity and Management’s Plan

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt, equity, and through utilizing trade credit with its vendors.

As of June 30, 2016, the Company’s cash on hand was $26,666. The Company incurred net losses of $2,082,166 and $3,499,236 for the three and six months ended June 30, 2016, respectively. At June 30, 2016, the Company’s stockholders’ deficit was $437,341. As of June 30, 2016, the Company had a deficit in working capital of $788,065.

During the six months ended June 30, 2016, the Company raised net proceeds of $861,790 through the sale of 230,475 shares of common stock and 230,475 warrants to purchase common stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS, continued

Liquidity and Management’s Plan, continued

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and Brentwood LIIT Inc., as the lender. Brentwood LIIT Inc.’s interest in the Credit Agreement and the related agreements and instruments thereunder was subsequently transferred to Brentwood LIIT (NZ) Ltd. (the “Lender”). Brentwood LIIT Inc. and the Lender are controlled by a related party, Eric Watson, who beneficially owned approximately 16% of the Company on November 23, 2015 and 28.8% as of June 30, 2016. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases at the Lender’s discretion as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (which was subsequently reduced to $3,500,000 in connection with the closing of the Offering, as defined below) (the ” Facility Amount”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000 and approved an additional $500,000 in advances. On March 24, 2016, LIBB obtained $250,000 of the approved advance from the Lender and during May 2016, LIBB obtained the other $250,000 of the approved advances from the Lender, as a result of which the Available Amount was borrowed in full.

On July 28 and 29, 2016, the Company sold 1,270,156 shares (the “Shares”) of common stock, in its public offering (the “Offering”) at an offering price of $5.50 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-210669). The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $6,084,831 after deducting commissions and other offering expenses. In connection with sale of the Shares, the Company’s common stock was approved for listing on the NASDAQ Capital Market under its current symbol, “LTEA.” The Offering was terminated on August 4, 2016. No further sales of shares were made in the Offering.

In connection with the sale of the Shares, the Company completed a recapitalization transaction (the “Recapitalization”) with the Lender. Pursuant to the Recapitalization, Brentwood converted all of the outstanding principal and interest under the Credit Agreement into 421,972 shares of common stock and exchanged its warrant for 486,111 shares of common stock.

In connection with the consummation of the Offering, on July 29, 2016, the selling agents were issued warrants to purchase an aggregate of 31,754 shares of common stock. These warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021. The exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits and similar adjustments. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock at the Company’s expense, an additional demand registration at the warrant holders’ expense, and unlimited “piggyback” registration rights at the Company’s expense until July 28, 2021.

The Company believes that as a result of the closing of its offering in July 2016 that its cash resources will be sufficient to fund the Company’s net cash requirements for the next twelve months from the date these condensed consolidated financial statements are issued. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the result that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 22, 2016.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers (see “Customer Marketing Programs and Sales Incentives,” below). Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determinable; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers.

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

In addition, during the three and six months ended June 30, 2016, the Company issued shares of common stock in the amounts of 0 and 3,400, respectively, at a fair value of $4.00 per share, to customers and the owners of customers. Included in the costs of these programs were costs associated with the fair value of shares issued, which totaled $0 and $18,338 for the three months June 30, 2016 and 2015, respectively and $45,165 and $28,698 for the six months ended June 30, 2016 and 2015, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Customer Marketing Programs and Sales Incentives, continued

Additionally, the Company may be required to occasionally pay fees to its customers (“Placement Fees”) in order to place its products in the customers’ stores. In some cases, the Placement Fees carry no further benefit or minimum revenue guarantee other than the right to place the Company’s product in the store of the customer. The Placement Fees are recorded as a reduction of revenue. If, at the time the Placement Fees are recognized in the statement of operations, the Company has cumulative negative revenue with that particular customer, such negative revenue is reclassified and recorded as a part of selling and marketing expense. For the three and six months ended June 30, 2016, the Company recorded $11,087 and $11,087, respectively, of Placement Fees to selling and marketing expense. No such Placement Fees were recorded in selling and marketing expense for the three and six months ended June 30, 2015.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the condensed consolidated statements of operations and totaled $161,518 and $33,136 for the three months ended June 30, 2016 and 2015, respectively and $201,670 and $44,250 for the six months ended June 30, 2016 and 2015, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense totaled $20,916 and $116,840, respectively for the three months ended June 30, 2016 and 2015 and $30,547 and $126,493, respectively for the six months ended June 30, 2016 and 2015.

Research and Development

The Company expenses the costs of research and development as incurred. For the three and six months ended June 30, 2016, research and development expense related to new product initiatives were $0 and $46,667, respectively. These expenses were incurred pursuant to a product development agreement, which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. There were no research and development expenses incurred during the three and six months ended June 30, 2015. Research and development expenses are included within general and administrative expenses within the condensed consolidated statement of operations. As of June 30, 2016, $50,000 was included in accrued expenses in the condensed consolidated balance sheet related to this arrangement.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

Restricted cash

Pursuant to the terms of the Credit Agreement with Lender, the Company is required to utilize $150,000 of the $1,000,000 proceeds from the Credit Agreement for initiatives related to the development of an alcohol business. As of December 31, 2015, $127,580 of the Company’s cash on hand was restricted for the use in the development of the alcohol business. On March 17, 2016, the LIBB entered into an agreement with Lender whereby such restriction was lifted.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Accounts receivable, net, is as follows:

	As of
	June 30, 2016	December 31, 2015
Accounts receivable, gross	$1,217,787	$405,096
Allowance for doubtful accounts	(60,000)	(42,000)
Accounts receivable, net	$1,157,787	$363,096

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of June 30, 2016, three customers accounted for 16%, 12% and 11% of the Company’s trade receivables, respectively. As of December 31, 2015, two customers accounted for 14% and 30% of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists primarily of bottled iced tea.

The Company values its inventories at the lower of cost or net realizable value, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. During the three months ended June 30, 2016 and 2015, the Company recorded charges of $107,062 and $0, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded charges of $121,412 and $0, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	June 30, 2016	December 31, 2015
Finished goods	$450,514	$565,624
Raw materials and supplies	188,516	146,934
Total inventories	$639,030	$712,558

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets. The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended June 30, 2016 and 2015, depreciation expense was $39,004 and $25,116, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $77,698 and $49,535, respectively.

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

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $4,992 and $7,494 as of June 30, 2016 and December 31, 2015, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of June 30, 2016, the cost of the website development was $15,000 and the accumulated amortization was $10,008. As of December 31, 2015, the cost of the website development was $15,000 and the accumulated amortization was $7,506. Amortization expense was $1,251 and $1,251 for the three months ended 2016 and 2015, respectively and $2,502 and $2,502 for the six months ended 2016 and 2015, respectively.

Deferred Offering Costs

The Company capitalizes the costs related to proposed offerings of its equity instruments as deferred offering costs and records the deferred offering costs as an offset to additional paid in capital upon the completion of the associated capital raising activity.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company accounts for uncertain tax positions in accordance with ASC 740 —“Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. Our primary tax jurisdictions are our federal, various state, and local taxes. Generally, Federal, State and Local authorities may examine the Company’s tax returns for three years from the date of filing.

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

Earnings per share

Basic net earnings per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants. The computation of diluted earnings per share excludes those dilutive securities with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options in periods where the exercise of such options would be antidilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three and Six Months Ended June 30,
	2016	2015
Options to purchase common stock	194,667	194,667
Warrants to purchase common stock	1,550,159	-
Shares issuable upon conversion of convertible debt	421,972	-
Total potentially dilutive securities	2,166,798	194,667

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

Recent Accounting Pronouncements, continued

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements.

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the review, other than as described in Note 1, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of June 30, 2016 and December 31, 2015, the outstanding balance on the equipment loan was $95,024 and $113,104, respectively.

NOTE 4 – LINE OF CREDIT

On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000 and approved an additional $500,000 in advances. On March 24, 2016, LIBB obtained $250,000 of the approved advance from the Lender and during May 2016, LIBB obtained the other $250,000 of the approved advances from the Lender, as a result of which the Available Amount was borrowed in full.

As of June 30, 2016 and December 31, 2015, the outstanding balance on the line of credit was $1,669,376 and $1,091,571, respectively.

The credit facility bears interest at a rate equal to the prime rate (3.5% at December 31, 2015 and June 30, 2016) plus 7.5%, compounded monthly, and matures on November 23, 2018. Effective January 10, 2016, the Credit Agreement was amended such that interest was compounded on a quarterly basis. Upon the occurrence of an event of default, the Credit Agreement provides for an additional 8% interest pursuant to the terms of the agreement. The outstanding principal and interest under the credit facility are payable in cash on the maturity date. The Company also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. The compounded interest and capitalized fees are excluded when determining whether the Available Amount has been exceeded. The credit facility is secured by a first priority security interest in all of the assets of LIIT and LIBB, including the membership interests in LIBB held by LIIT. LIIT also has guaranteed the repayment of LIBB’s obligations under the credit facility. In addition, the credit facility will be guaranteed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, in certain limited circumstances up to a maximum amount of $200,000.

In connection with the establishment of the credit facility, the Company issued a warrant to the Lender. The warrant entitled the holder to purchase 1,111,111 shares of the Company’s common stock at an exercise price of $4.50 and included a cashless exercise provision. Upon the closing of the Offering, as part of the Recapitalization, the warrant was exchanged for 486,111 shares of the Company’s common stock (See below and Note 1 – Business Organization, Liquidity and Management’s Plans).

The Lender will have certain “piggyback” registration rights, on customary terms, with respect to the shares of the Company’s common stock issued or issuable upon conversion of the credit facility and upon exchange of the warrant.

The proceeds of the credit facility may be used for purposes disclosed in writing to the Lender in connection with each advance.

The Lender may accelerate the credit facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to LIBB or the Company or the occurrence of an event of default under other material indebtedness of LIBB or the Company. The Company and LIBB also made certain customary representations, warranties and covenants, including negative covenants with respect to the incurrence of indebtedness. As of June 30, 2016, the Company was in compliance with these covenants.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – LINE OF CREDIT, continued

Deferred financing costs related to the Credit Agreement, which are included in the accompanying condensed consolidated balance sheet, are amortized over the three year term of the line of credit agreement. As of June 30, 2016, the gross carrying amount of deferred financing costs was $1,903,879 with accumulated amortization of $383,110. As of December 31, 2015, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $65,797.

During April 2016, the Company entered into amendment to the agreement with the Lender, which provided for the Recapitalization. Upon a capital raise of at least $5,000,000, the Lender agreed to convert all of the outstanding principal and interest under the Credit Facility into 421,972 shares of common stock (assuming all approved advances are completed and there are no further advances by the Lender) at the closing of the offering. In addition, the Lender agreed to exchange its 1,111,111 warrants for 486,111 shares of common stock at such time. The Credit Facility would remain outstanding except that the Facility Amount would be reduced to $3,500,000. Any amounts drawn from the Facility Amount require lender approval. The Recapitalization was effectuated upon the closing of the Offering.

Upon the closing of the Offering, as part of the Recapitalization, the outstanding principal and interest under the credit facility was converted into 421,972 shares of the Company’s common stock. The Lender may elect to convert any future outstanding principal and interest under the credit facility into shares of the Company’s common stock at a conversion price of $4.00 per share (See Note 1 – Business Organization, Liquidity and Management’s Plans).

In addition, the Company and LIBB entered into an Amendment No. 1 (the “Registration Rights Amendment”) to the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of December 3, 2015, by and among LIBB, the Company and the Lender. The Registration Rights Amendment amended the Registration Rights Agreement, effective as of the closing of a Qualified Public Offering, so that the “piggyback” registration rights granted to the Lender thereunder will apply to the shares issuable in the Recapitalization.

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

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY, continued

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

During the year ended December 31, 2015 and through March 14, 2016, the Company sold 345,725 units through the Placement Agent. As a result, on March 29, 2016, 34,573 warrants were issued to the Placement Agent. The warrants have an exercise price of $4.50 per share and expire on October 30, 2020.

On March 29, 2016 and March 31, 2016, the Company entered into subscription agreements for the sale of 58,750 units for gross proceeds of $235,000 at $4.00 per unit, including 2,500 units sold to family members of Philip Thomas, CEO and a member of the Board of Directors and 2,500 to a relative of Thomas Panza, a greater than 10% owner of the Company (the “March Sales”). Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Such subscriptions were closed and funded during April 2016.

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

On January 26, 2016, 35,824 shares of common stock were issued to the non-employee members of the Board of Directors as compensation for their services during the year ended December 31, 2015.

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

On March 31, 2016, the Company issued 6,700 shares of common stock at $4.00 per share to consultants of the Company. For the three and six months ended June 30, 2016, the Company recorded $0 and $26,800, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY, continued

On March 31, 2016, the Company issued 5,000 shares of common stock at $4.00 per share to a consultant pursuant to a consulting services agreement. The terms of the agreement require the consultant to perform services for the Company through February 23, 2017. For the three and six months ended June 30, 2016, the Company recorded $0 and $5,455 of market research expense (reflected in selling and marketing expenses in the Condensed Consolidated Statement of Operations) and as a result, $14,545 was included in prepaid expenses in the accompanying balance sheet as of June 30, 2016.

On March 31, 2016, the Company issued 15,833 shares of common stock at $4.00 per share to a consultant, who also became a member of the Company’s Advisory Board on March 31, 2016. The shares were issued pursuant to a consulting agreement for future services. For the three and six months ended June 30, 2016, the Company recorded $0 and $63,332 of market research expense and as a result, $0, was included in prepaid expenses in the accompanying balance sheet as of June 30, 2016. In addition, pursuant to the terms of the consulting agreement, the Company was required to make an advance payment of $20,000 which was made during April 2016. In addition the consultant will be paid an additional $30,000 in cash upon completion of the consultant’s services.

On March 31, 2016, the Company issued 7,500 shares of common stock to an employee of the Company at $4.00 per share. During the three and six months ended June 30, 2016, $0 and $30,000 was included in selling and marketing expenses in the accompanying condensed consolidated statements of operations related to this issuance.

On April 6, 2016, $56,250 of proceeds was received from a shareholder who had purchased shares in September 2015 representing the disgorgement of a short swing profit on the shareholder’s September 2015 sale of the Company’s stock.

NOTE 6 – STOCK BASED COMPENSATION

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

On May 27, 2015, as part of their employment agreements but not under the 2015 Stock Option Plan, the Company granted the officers of the Company and Mr. Panza, options to purchase 194,667 shares at an exercise price of $3.75 which are exercisable until May 26, 2020. These options vest on a quarterly basis over the two year period from the date of issuance.

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	194,667	$3.75	$6.22

Granted	—	$—	$—
Exercised	—	$—	$—
Expired, forfeited or cancelled	—	$—	$—

Outstanding at June 30, 2016	194,667	$3.75	$6.22	3.9	$48,667
Exercisable at June 30, 2016	97,334	$3.75	$6.22	3.9	$24,333

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock on June 30, 2016.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – STOCK BASED COMPENSATION, continued

As of June 30, 2016, there was a total of $548,453 of unrecognized compensation expense related to stock options. The cost is expected to be recognized through 2017 over a weighted average period of 0.90 years.

Stock Warrants

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2016	1,285,111	$4.70	-
Issued	265,048	$5.80	-
Expired	-	$-	-
Forfeited	-	$-	-
Outstanding June 30, 2016	1,550,159	$4.89	2.44

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$151,352	$56,595	$302,706	$56,595
Warrants	-	-	30,000	-
Total	$151,352	$56,595	$332,706	$56,595

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$105,739	39,539	$211,479	$39,539
Sales and marketing	45,613	17,056	121,227	17,056
Total	$151,352	$56,595	$332,706	$56,595

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

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

Employment Agreements

On February 1, 2016, the Company entered into an agreement with an employee. The employee is to be paid a base salary of $120,000 per annum through December 31, 2018. In addition, the employee was awarded 7,500 shares of common stock at the inception of the agreement (See Note 5). In addition, at December 31, 2016, the employee will be paid a bonus between 20% and 40% of the employee’s base salary, with the amount above 20% to be determined at the discretion of the Board of Directors.

On June 6, 2016, the Company entered into an employment agreement with Richard Allen to serve as the Company’s Chief Financial Officer. The agreement has a term of three years, and automatically renews for one year periods thereafter unless either party provides notice of its decision not to renew. Mr. Allen will receive a base salary of $170,000 and an incentive bonus of up to 50% of his base salary at the discretion of the Board of Directors. Furthermore, the Company will grant Mr. Allen 8,333 shares of its common stock on May 31, 2017 and the number of shares of the Company’s common stock having a fair market value equal to $50,000 on each of May 31, 2018 and 2019.

Consulting Agreements

On June 6, 2016, the Company entered into an amendment to the consulting agreement with Julian Davidson which provides for him to serve as the Company’s Executive Chairman. Either Mr. Davidson or the Company may terminate the consulting agreement with 30 days’ prior written notice. Pursuant to the consulting agreement, as amended, the Company will (a) pay to Mr. Davidson $10,000 per month, and (b) grant to Mr. Davidson 1,667 shares of common stock per month. The consulting agreement contains provisions for protection of the Company’s intellectual property and confidentiality and non-competition restrictions for Mr. Davidson (generally imposing restrictions during the term of the consulting agreement, on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2016, two customers accounted for 15% and 12% of net sales. For the three months ended June 30, 2015, two customer accounted for 11% and 10% of net sales, respectively.

For the six months ended June 30, 2016, one customer accounted for 12% of net sales. For the six months ended June 30, 2015, no customers accounted for more than 10% of net sales.

For the three months ended June 30, 2016 and June 30, 2015, the largest vendors represented approximately 68% (four vendors) and 86% (four vendors) of purchases, respectively. For the six months ended June 30, 2016 and June 30, 2015, the largest vendors represented approximately 70% (four vendors) and 69% (four vendors) of purchases, respectively. As of June 30, 2016 two suppliers accounted for 20% and 10% of accounts payable, respectively.

NOTE 9 - RELATED PARTIES

During the year ended December 31, 2015, the Company entered into the Credit Agreement with the Lender, a related party (see Note 4).

The Company recorded revenue related to sales to two entities, whose owners became employees of the Company during 2014. For the three months ended June 30, 2016 and 2015, sales to these related parties were $150 and $23,236, respectively and $114 and $31,195, respectively for the six months ended June 30, 2016 and 2015. As of June 30, 2016, accounts receivable from these customers were $9,573. As of December 31, 2015, accounts receivable from these customers were $15,513.

The Company recorded revenue related to sales to an entity, CFG Distributors LLC, whose owner became an employee of the Company during 2015. For the three months ended June 30, 2016 and June 30, 2015, sales to this related party were $33 and $216, respectively. For the six months ended June 30, 2016 and June 30, 2015, sales to this related party were $438 and $10,974, respectively. As of June 30, 2016, the amount due from this customer was $47,681. As of December 31, 2015, accounts receivable from this customer were $51,961, which was included in accounts receivable.

In addition, the Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended June 30, 2016 and 2015, sales to this related party were $1,479 and $1,363, respectively. For the six months ended June 30, 2016 and 2015, sales to this related party were $2,637 and $2,861, respectively. As of June 30, 2016 and December 31, 2015, there was $1,331 and $518, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the three and six months ended June 30, 2016, the Company purchased $9,255 and $17,514, respectively, of product from this vendor. As of June 30, 2016, the outstanding balance due to this entity included in accounts payable was $1,197. As of December 31, 2015, the outstanding balance due to this entity included in accounts payable was $3,242.

During the three and six months ended June 30, 2016, the Company accrued $90,000 and $155,000, respectively, in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the condensed consolidated statements of operations. The non-employee members of the Board of Directors will receive $35,000 worth of stock for their services and $30,000 in cash for their services through 2016.

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of June 30, 2016, the accounts payable and accrued expenses due to these parties were $296,023. As of December 31, 2015 accounts payable and accrued expenses to these parties were $87,258.

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

Recent Developments

Public Offering

On July 28 and 29, 2016, we sold 1,270,156 shares (the “Shares”) of common stock, in our public offering of up to 1,818,182 shares of common stock at an offering price of $5.50 per share, through Network 1 Financial Services, Inc., acting as selling agent on a “best efforts” basis, pursuant to the Company’s registration statement on Form S-1 (File No. 333-210669) (the “Offering”). The sale of the shares generated gross proceeds of $6,985,858 and net proceeds of $6,084,831 after deducting commissions and other offering expenses. In connection with sale of the shares, the common stock was approved for listing on the NASDAQ Capital Market under its current symbol, “LTEA.” On August 4, 2016, the Offering was terminated. No further sales of shares were made in the Offering.

As part of our selling agent’s compensation for the sale of the Shares, the Company will issue to them warrants to purchase an aggregate of 31,754 shares of common stock. The warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, stock split or the Company’s recapitalization, reorganization, merger or consolidation. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock at the Company’s expense, an additional demand registration at the warrant holders’ expense, and unlimited “piggyback” registration rights at the Company’s expense until July 28, 2021.

Line of Credit

We are party to a Credit and Security Agreement (the “Credit Agreement”) with LIBB, our wholly owned subsidiary, as the borrower, and Brentwood LIIT (NZ) Ltd. (as successor in interest to Brentwood LIIT Inc.), as the lender (the “Lender” or “Brentwood”). The Credit Agreement provides for a revolving credit facility (the “Credit Facility”). The loans made by Brentwood under the credit facility are evidenced by a secured convertible promissory note (the “Lender Note”). In addition, in connection with the establishment of the credit facility, the Company issued to Brentwood a warrant (the “Lender Warrant”) to purchase 1,111,111 shares of common stock, at an exercise price of $4.50 per share, expiring on November 23, 2018. The amount available to be advanced under the Credit Facility (the “Available Amount”) may be increased from time to time, in increments of $500,000, up to a specified maximum (the “Facility Amount”), and we may obtain advances under the Credit Facility, subject to the approval of Brentwood. As of immediately prior to the closing of the Offering, the principal amount of loans outstanding, including capitalized interest and fees (both of which are excluded when determining whether the Available Amount has been reached), was $1,669,376.

Upon the closing of the Offering, the Company completed a recapitalization transaction (the “Recapitalization”) with the Lender. Pursuant to the Recapitalization, all of the outstanding principal and interest under the Lender Note was converted into 421,972 shares of common stock and the Lender Warrant was exchanged for 486,111 shares of common stock. The Company may continue to request advances under the credit facility subject to the terms and conditions of the Credit Agreement, except that the Facility Amount was reduced from $5,000,000 to $3,500,000. Brentwood is owned by Eric Watson, who as of August 10, 2016 beneficially owned approximately 18.5% of our outstanding common stock, and KA#2 Ltd., which as of August 10, 2016 beneficially owned approximately 4.8% of our outstanding common stock.

Private Issuances

Simultaneously with the closing of the Offering, the Company issued 1,667 shares to Julian Davidson, the Company’s Executive Chairman, 10,000 shares to Richard Allen, the Company’s Chief Financial Officer, and 5,000 shares to John Carson, a member of the Company’s advisory board, as compensation for services to the Company.

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

On April 1, 2016, the board of directors (the “Board”) of Long Island Iced Tea Corp. (the “Company”) adopted a resolution expanding the size of the Board from five to six directors and appointed Tom Cardella as a Class 2 director (with a term expiring in 2017) to fill the newly created directorship.

Highlights

We generate income through the sale of our iced teas. The following are highlights of our operating results for the three and six months ended June 30, 2016:

●	Net sales. During the three months ended June 30, 2016, we had net sales of $1,603,667, an increase of $927,932 over the three months ended June 30, 2015. During the six months ended June 30, 2016, we had net sales of $2,111,836, an increase of $1,171,379 over the six months ended June 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution, including $307,502 in sales of our new aloe products. The increase was also bolstered by an increase of $571,638 in the sale of the Company’s product line in gallon containers.

●	Margin. Our margin decreased by 22% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Our margin decreased by 22% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was on account of a credit the Company received during the three months ended June 30, 2015 of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive net impact of $28,477 (4% of net sales for the three months ended June 30, 2015) on our gross profit in the three months ended June 30, 2015. Furthermore, from May 2015 through January 2016, we introduced five of our flavors in gallon containers. Sales of our gallon containers have and continue to be sold below their costs. As a result, our margins during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 were negatively impacted by $195,527 (approximately 12% of net sales) by the inclusion of gallon container sales into our sales mix. In addition, during the three months ended June 30, 2016, the Company recorded an adjustment of $107,062 to reduce the cost of certain products to estimated net realizable value. These negative factors were partially offset by sales through vending machines which typically carry higher margins.

●	Operating expenses. During the six months ended June 30, 2016, our operating expenses were $3,157,867, an increase of $1,916,886 as compared to six months ended June 30, 2015. During the three months ended June 30, 2016, our operating expenses were $1,893,659, an increase of $1,079,882 as compared to three months ended June 30, 2015. The increase in operating expenses for the three and six months ended June 30, 2016 related primarily to increased payroll (including stock based compensation), increases in Advisory Board and Board of Directors fees, increases in legal and consulting expenses and an increase in printing and filing fees due to being a public company.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes. During the six months ended June 30, 2016, our cash flows used in operations were $1,515,407 and our net cash provided by financing activities was $1,347,132. We had a working capital deficit of $788,065 as of June 30, 2016.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

●	We believe that using various marketing tools, which may include significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

●	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

●	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations.

●	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

●	We are currently involved in litigation. Please refer to Item 1 of Part II of this quarterly report. There are no assurances that there will be successful outcomes to these matters.

●	We developed a gallon product line featuring five of our existing flavors. The Company’s gross margins are minimal on this product. There are no assurances we will be successful in increasing the margins on this product line.

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

Additionally, the Company may be required to occasionally pay fees to its customers (“Placement Fees”) in order to place its products in the customers’ stores. In most cases, the Placement Fees carry no further benefit or minimum revenue guarantee other than the right to place the Company’s product in the customers’ stores. The Placement Fees are recorded as a reduction of sales. If, at the time the Placement Fees are recognized in the statement of operations, the Company has cumulative negative sales with that particular customer, such negative sales are reclassified and recorded as a part of selling and marketing expense.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,603,667	$675,735	$2,111,836	$940,457
Cost of goods sold	1,588,870	518,808	2,056,488	712,117
Gross profit	14,797	156,927	55,348	228,340
Operating expenses:
General and administrative expenses	1,009,576	398,225	1,787,241	617,648
Selling and marketing expenses	884,083	415,552	1,370,626	623,333
Total operating expenses	1,893,659	813,777	3,157,867	1,240,981
Operating Loss	(1,878,862)	(656,850)	(3,102,519)	(1,012,641)
Other expenses:
Other expense	-	(3,327)	-	(3,327)
Interest expense	(203,304)	(23,309)	(396,717)	(46,184)
Net loss	$(2,082,166)	$(683,486)	$(3,499,236)	$(1,062,152)

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

Net Sales and Gross Profit

Net sales for the three months ended June 30, 2016 increased by $927,932, or 137%, to $1,603,667 as compared to $675,735 for the three months ended June 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers. Net sales of our product in gallons during the three months ended June 30, 2016 were approximately $439,979 as compared to $69,938 for the three months ended June 30, 2015. In addition, the Company purchased vending machines in the fourth quarter of 2015. Sales of our iced tea products as well as other products purchased from vendors were approximately $71,353 during the three months ended June 30, 2016 as compared to $0 for the three months ended June 30, 2015. We also began selling certain juice products in the first quarter of 2016. Sales of these products were approximately $358,000 during the three months ended June 30, 2016. The remainder of the increase was due to increased distribution, including in the Midwest of the United States.

Gross profit for the three months ended June 30, 2016 decreased by $142,130, or 91%, to $14,797 as compared to $156,927 for the three months ended June 30, 2015. Gross profit percentage decreased by 22% from 23% for the three months ended June 30, 2015 to 1% for the three months ended June 30, 2016. The decrease was on account of credit the Company received during the three months ended June 30, 2015 of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive net impact of $28,477 (4% of net sales for the three months ended June 30, 2015) on our gross profit in the three months ended June 30, 2015. The decrease in our margins for the three months ended June 30, 2016 was further due to a charge of $107,032 (7% of revenue for the three months ended June 30, 2016) we took for an adjustment to write down our gallon size product inventory on hand to net realizable value.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2016 increased by $611,351, or 154%, to $1,009,576 as compared to $398,225 for the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company’s general and administrative salaries increased by $80,801 as compared to the three months ended June 30, 2015. In addition, the Company incurred $105,740 in stock based compensation expense that was allocated to general and administrative expenses during the three months ended June 30, 2016. This was primarily the result of officers’ salaries including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Company. The remaining increase in general and administrative expenses was caused primarily by increases in rent, insurance, and other administrative costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2016 increased by $468,531, or 113%, to $884,083 as compared to $415,552 for the three months ended June 30, 2015. Selling and marketing expenses increased largely due to an increase in costs of $118,787 due to a market study to explore the market potential of expanding into alcoholic beverages. There was also an increase in selling salaries of $109,787 during the three months ended June 30, 2016 as compared to the three month ended June 30, 2015. The Company also paid $11,087 in placement fees for the three months ended June 30, 2016 to a retailer to reserve shelf space ahead of actual sales of product to the retailer.

Interest expense

Interest expense for the three months ended June 30, 2016 increased by $179,995, or 772%, to $203,304 as compared to $23,309 for the three months ended June 30, 2015. The increase was primarily the result of the Credit Facility with Brentwood and the related amortization of deferred financing costs associated with the agreement.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

Net Sales and Gross Profit

Net sales for the six months ended June 30, 2016 increased by $1,171,379, or 125%, to $2,111,836 as compared to $940,457 for the six months ended June 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers. Net sales of our product in gallons during the six months ended June 30, 2016 were approximately $589,233 as compared to $69,938 for the six months ended June 30, 2015. In addition, the Company purchased vending machines in the fourth quarter of 2015. Sales of our iced tea products as well as other products purchased from vendors were approximately $135,311 during the six months ended June 30, 2016 as compared to $0 for the six months ended June 30, 2015. We also began selling certain juice products in the first quarter of 2016. Sales of these products were approximately $382,000 during the six months ended June 30, 2016. The remainder of the increase was due to increased distribution, including in the Midwest of the United States.

Gross profit decreased by $172,992, or 76%, to $55,348 for the six months ended June 30, 2016 from $228,340 for the six months ended June 30, 2015. Our gross profit percentage decreased by 22% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was on account of a credit the Company received during the six months ended June 30, 2015 of $120,000 from one of the Company’s vendors related to production issues. The cost of the inventory affected by these production issues was reduced by $91,523 resulting in a positive net impact of $28,477 (4% of net sales for the three months ended June 30, 2015) on our gross profit in the six months ended June 30, 2015. Furthermore, during May 2015 and January 2016, we introduced five of our flavors in gallon containers. Sales of our gallon containers were sold at introductory pricing, some of which was below cost. As a result, our margins during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 were negatively impacted by the inclusion of gallon container sales into our sales mix. In addition, during the six months ended June 30, 2016, the Company recorded an adjustment of $121,412 to reduce the cost of gallon product inventory on hand to estimated net realizable value. These negative factors were partially offset by sales through vending machines which typically carry higher margins.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2016 increased by $1,169,593, or 189%, to $1,787,241 as compared to $617,648 for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company’s general and administrative salaries and stock based compensation increased by $281,442 as compared to the six months ended June 30, 2015. This was primarily the result of the increase in the Chief Executive Officer’s salary, which took place on May 27, 2015 in connection with the consummation of the business combination between us, LIBB and Cullen. Legal and professional fees increased by $161,770 which included increased accounting and legal costs related to our SEC report filings. Additionally, during the six months ended June 30, 2016, the Company incurred $46,667 related to the costs of its alcohol development contract. The remainder of the cost increases primarily related to rent and storage fees, insurance costs, website and internet costs, press release costs and filing fees related to becoming a public company on May 27, 2015, and increases in depreciation expense related to the purchase of vending machines in the fourth quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2016 increased by $747,293, or 120%, to $1,370,626 as compared to $623,333 for the six months ended June 30, 2015. Selling and marketing expenses increased largely due to increased selling salaries of approximately $269,000 primarily related to the hiring of new employees, including a national vice president. Included in this amount was $30,000 of stock based compensation to this employee. In addition, stock based compensation allocated to selling and marketing expenses related to stock options increased by $74,171. Additionally sales commissions paid to brokers increased by approximately $55,610 due to the increase in commissions related to our sales through vending machines. Freight out increased by $156,157 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to increased volume as well as increased freight rates resulting from shipments from a storage facility located in Georgia. The remainder of the increase was caused by various other marketing expenses.

Interest expense

Interest expense for the six months ended June 30, 2016 increased by $350,533, or 759%, to $396,717 as compared to $46,184 for the six months ended June 30, 2015. The increase was primarily the result of the Credit Facility with Brentwood and the related amortization of deferred financing costs associated with the agreement.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital deficit of $788,065 as of June 30, 2016. We believe that as a result of our July 2016 Public Offering and our working capital as of June 30, 2016 that our cash resources will be sufficient to fund our net cash requirements through August 14, 2017.

The following is an overview of our borrowings as of June 30, 2016:

Description of Debt	Holder	Interest Rate	Balance at June 30, 2016
Automobile Loans	Various	3.59% to 10.74%	$46,650
Equipment Loans	Magnum Vending Corp.	10%	$95,024
Line of Credit	Brentwood LIIT Inc.	Prime plus 7.5%	$1,669,376	*

*	All outstanding principal and interest under the line of credit was converted into 421,972 shares of common stock upon the closing of the Offering.

Below is a summary of our financing activities during the six months ended June 30, 2016. In order to execute our long-term growth strategy, which could include the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

2016 Financing Activity

Commencing on November 24, 2015 and ending on March 14, 2016, we conducted a private placement of up to $3,000,000 of units (the “November Offering”) on a “best efforts” basis through a placement agent (the “Placement Agent”). From January 1, 2016 to March 14, 2016, we raised gross proceeds of $686,900, through the sale of 171,725 units at $4.00 per unit. In a separate private offering, we also raised gross proceeds of $235,000, through the sale of 58,750 units at $4.00 per units, during March 2016 (the “March Sales”). Each unit issued in the November Offering and in the March Sales consists of one share of common stock and one warrant to purchase one share of common stock. Included in the proceeds for the March Sales were subscriptions receivable of $120,000, which were collected during April 2016.

In March 2016, Brentwood approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances in the same amount. Advances of $250,000 have been received by the Company, and an additional $250,000 was received during May 2016. As of June 30, 2016, the principal amount of loans outstanding, including capitalized interest and fees (both of which are excluded when determining whether the Available Amount has been reached), were $1,669,376. The terms of the Credit Agreement are described more fully below in “2015 Borrowing Activity.”

On July 28 and 29, 2016, we sold 1,270,156 Shares in the Offering. The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $6,084,831 after deducting commissions and other offering expenses. On August 4, 2016, the Offering was terminated. No further sales of shares were made in the Offering.

In connection with the closing of the Offering, we completed the Recapitalization with Brentwood. Pursuant to the Recapitalization, all of the outstanding principal and interest under the Lender Note was converted into 421,972 shares of common stock.

2015 Borrowing Activity

On November 23, 2015, we entered into the Credit Agreement. The Credit Agreement provides for a revolving Credit Facility. The Available Amount under the Credit Facility may be increased from time to time, in increments of $500,000, up to a maximum Facility Amount of $3,500,000, and we may obtain further advances, subject to the approval of Brentwood. The loans under the Credit Agreement are evidenced by the Lender Note. The proceeds of the Credit Facility are to be used for the purposes disclosed in writing to Brentwood in connection with each advance. Brentwood had approved an Available Amount of $1,000,000 and had made advances to us in the same amount as of December 31, 2015. As of December 31, 2015, the outstanding balance of the loans under the Credit Facility, including capitalized interest and fees as described below (both of which are excluded when determining whether the Available Amount has been reached), was $1,091,571.

The Credit Facility bears interest at rate equal to the prime rate plus 7.5% (11% at June 30, 2016), compounded quarterly, and matures on November 23, 2018. The outstanding principal and interest under the Credit Facility are payable in cash on the maturity date. We also paid Brentwood a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay Brentwood $30,000 for its expenses at the maturity date. The Credit Facility is secured by a first priority security interest in all of our property, including the membership interests in LIBB held by us. We also have guaranteed the repayment of LIBB’s obligations under the Credit Facility. In addition, LIBB’s obligations are guaranteed by Philip Thomas, our Chief Executive Officer, in certain limited circumstances, up to a maximum of $200,000.

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

Brentwood may elect to convert the outstanding principal and interest under the Lender Note into shares of our common stock at a conversion price of $4.00 per share. The conversion price and the shares of common stock or other property issuable upon conversion of the principal and interest are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of our common stock, or in the event of a fundamental transaction.

In addition, in connection with the establishment of the Credit Facility, we issued the Lender Warrant to Brentwood. The Lender Warrant entitled the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision. Upon the closing of the Offering, the Lender Warrant was exchanged for 486,111 shares of common stock.

Brentwood will have certain “piggyback” registration rights, on customary terms, with respect to the shares of our common stock issued or issuable upon conversion of the Lender Note and upon exchange of the Brentwood Warrant.

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

On November 24, 2015, we commenced the November Offering of up to $3,000,000 of units, at a price of $4.00 per unit, through a placement agent. As of December 31, 2015, we had sold an aggregate of 18,250 units for total gross proceeds of $73,000 in the private placement. The units consisted of one share of common stock (for an aggregate of 18,250 shares) and one warrant (for an aggregate of 18,250 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on November 30, 2018. We made additional sales in the November Offering after December 31, 2015, as described above under “2016 Financing Activity”.

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

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $1,515,407 for the six months ended June 30, 2016 as compared to net cash used in operating activities of $1,446,301 for the six months ended June 30, 2015. Cash used in operating activities for the six months ended June 30, 2016 was primarily the result of the net loss of $3,499,236 offset by non-cash charges of $1,104,885. Cash used in operating activities for the six months ended June 30, 2015 was primarily the result of the net loss of $1,062,152. In addition to the effect of our net losses, increases in our inventory and accounts receivable, which were partially offset by increases in our accounts payable and accrued expenses resulted in further cash flows used in operating activities.

Net cash used in investing activities

Net cash used in investing activities was $12,251 and $29,560 for the six months ended June 30, 2016 and 2015, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $1,347,132 for the six months ended June 30, 2016 as compared to net cash provided by financing activities of $1,380,508 for the six months ended June 30, 2015. Cash flows from financing activities were primarily the result of $500,000 in proceeds under the Credit Agreement with Brentwood and $861,790 from the sale of common stock and warrants, net of costs. These proceeds were offset by payments of deferred offering costs of $43,383, repayments of automobile loans of $9,445, and repayments of equipment loans of $18,080. During the six months ended June 30, 2015, and prior to the Business Combination, we received additional proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, LIBB received loans totaling $550,000 from two of our stockholders, Bass Properties LLC and Ivory Castle Limited. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $468,469 through the issuance of 117,636 shares of common stock. These proceeds were offset by repayments of the Company’s automobile loans of $8,802.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

During the six months ended June 30, 2016, the following material changes occurred in the Company’s contractual obligations:

As a result of additional proceeds received under the Credit Facility and the capitalization of accrued interest, as of June 30, 2016, $1,669,376 was outstanding under Credit Agreement with Brentwood LIIT Corp.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive), Chief Financial Officer (our principal financial officer and principal accounting officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2016 due to a material weakness in our internal control over financial reporting as described below

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management determined that its disclosure controls and procedures were not effective as a result of the foregoing material weakness in its internal control over financial reporting. The Company is evaluating this weakness to determine the appropriate remedy.

Changes in Internal Control over Financial Reporting

Other than the hiring of the Company’s Chief Financial Officer on June 6, 2016, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal action:

●	Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. Our management and legal counsel believes it is too early to determine the probable outcome of this matter.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.3	Form of Placement Agent Warrant (incorporated from Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on June 9, 2016).

10.4	Amendment No. 1 to Consulting Agreement, dated as of June 6, 2016, by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.5	Form of Employment Agreement by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.6	Employment Agreement, dated as of June 1, 2016, by and between Long Island Iced Tea Corp. and Richard B. Allen (incorporated from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016

LONG ISLAND ICED TEA CORP.

By:	/s/ Richard Allen
Name:	Richard Allen
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.2	Amendment No. 1 to Registration Rights Agreement, dated as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.3	Form of Placement Agent Warrant (incorporated from Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on June 9, 2016).

10.4	Amendment No. 1 to Consulting Agreement, dated as of June 6, 2016, by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.5	Form of Employment Agreement by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.6	Employment Agreement, dated as of June 1, 2016, by and between Long Island Iced Tea Corp. and Richard B. Allen (incorporated from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

