Form 10-Q
period 2016-09-30
Long Island Iced Tea Corp.
filed 2016-11-15
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

As of November 10, 2016, 7,308,756 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash	$359,613	$207,192
Accounts receivable, net (including amounts due from related parties of $56,493 and $67,992, respectively)	1,469,666	363,096
Inventories, net	978,159	712,558
Restricted cash	-	127,580
Short-term investments	2,507,302	-
Prepaid expenses and other current assets	87,654	48,237
Total current assets	5,402,394	1,458,663

Property and equipment, net	253,299	360,920
Intangible assets	23,741	27,494
Other assets	55,633	67,438
Deferred financing costs	954,113	1,838,082
Total assets	$6,689,180	$3,752,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$886,601	$601,681
Accrued expenses	1,347,420	458,938
Current portion of automobile loans	12,643	19,231
Current portion of equipment loan	38,996	36,627
Total current liabilities	2,285,660	1,116,477

Line of credit	-	1,091,571
Other liabilities	30,000	30,000
Deferred rent	2,710	4,648
Long term portion of automobile loans	20,475	36,864
Long term portion of equipment loan	46,876	76,477
Total liabilities	2,385,721	2,356,037

Commitments and contingencies, Note 7

Stockholders’ Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares;no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares;7,168,621 and 4,635,783 shares issued and outstanding,as of September 30, 2016 and December 31, 2015, respectively	717	463
Additional paid-in capital	15,222,983	3,926,074
Accumulated deficit	(10,920,241)	(2,529,977)
Total stockholders’ equity	4,303,459	1,396,560

Total liabilities and stockholders’ equity	$6,689,180	$3,752,597

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$1,301,125	$456,787	$3,412,961	$1,397,244
Cost of goods sold	1,196,790	392,606	3,253,278	1,104,723
Gross profit	104,335	64,181	159,683	292,521

Operating expenses:
General and administrative expenses	2,170,522	646,788	3,957,763	1,264,436
Selling and marketing expenses	661,247	371,211	2,031,873	994,544
Total operating expenses	2,831,769	1,017,999	5,989,636	2,258,980

Operating Loss	(2,727,434)	(953,818)	(5,829,953)	(1,966,459)

Other expenses:
Other income (expense)	4,070	-	4,070	(3,327)
Interest expense	(579,710)	(872)	(976,427)	(47,056)
Loss on inducement	(1,587,954)	-	(1,587,954)	-

Net loss	$(4,891,028)	$(954,690)	$(8,390,264)	$(2,016,842)

Weighted average number of common shares
outstanding – basic and diluted	6,514,295	4,470,639	5,407,036	3,450,625

Basic and diluted net loss per share	$(0.75)	$(0.21)	$(1.55)	$(0.58)

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2016	4,635,783	$463	$3,926,074	$(2,529,977)	$1,396,560

Issuance of common stock to consultants, employees, vendors, and customers	50,800	5	205,695	-	205,700
Issuance of common stock and warrants, net of costs	230,475	23	861,767	-	861,790
Issuance of warrants to placement agent	-	-	38,056	-	38,056
Issuance of common stock to the Advisory Board and Board of Directors	65,824	7	239,993	-	240,000
Issuance of common stock and warrants in the Public Offering, net of costs	1,270,156	127	5,867,090	-	- 5,867,217
Issuance of common stock in exchange for principal and warrants on Brentwood line of credit	908,083	91	3,257,239	-	- 3,257,330
Stock based compensation	7,500	1	770,819	-	770,820
Disgorgement on short swing profit	-	-	56,250	-	56,250
Net loss	-	-	-	(8,390,264)	(8,390,264)

Balance at September 30, 2016	7,168,621	$717	$15,222,983	$(10,920,241)	$4,303,459

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(8,390,264)	$(2,016,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	35,234	20,040
Depreciation and amortization expense	120,871	80,331
Deferred rent	(1,938)	(801)
Stock based compensation	1,010,820	207,949
Loss on disposal of property and equipment	515	3,327
Amortization of deferred financing costs	883,969	-
Paid-in-kind interest	77,805	-
Inducement expense	1,587,954	-
Changes in assets and liabilities:
Accounts receivable	(1,141,804)	(203,375)
Inventory	(265,601)	(452,577)
Restricted cash	127,580	-
Prepaid expenses and other current assets	(39,417)	(22,782)
Other assets	11,805	(58,895)
Accounts payable	430,620	243,707
Accrued expenses	986,023	276,068
Other liabilities	-	(92,466)
Total adjustments	3,824,436	526

Net cash used in operating activities	(4,565,828)	(2,016,316)

Cash Flows From Investing Activities
Investment in short-term investments	(2,507,302)	-
Purchases of property and equipment	(9,497)	(65,036)

Net cash used in investing activities	(2,516,799)	(65,036)

Cash Flows From Financing Activities
Repayment of automobile loans	(22,977)	(13,318)
Repayment of equipment loans	(27,232)	-
Proceeds from line of credit	500,000	-
Proceeds from the reverse merger with Cullen Agricultural Holding Corporation	-	120,841
Proceeds from the sale of common stock, net of costs	-	568,468
Proceeds from the sale of common stock and warrants, net of costs	861,790	475,885
Proceeds from the Public Offering, net of costs	5,867,217	-
Proceeds from Bass Properties LLC loan	-	150,000
Proceeds from Cullen Agricultural Holding Corporation loan	-	250,000
Proceeds from Ivory Castle Limited loan	-	400,000
Proceeds from disgorgement of short swing profit	56,250	-
Net cash provided by financing activities	7,235,048	1,951,876

Net increase (decrease) in cash	152,421	(129,476)

Cash, beginning of period	207,192	398,164

Cash, end of period	$359,613	$268,688

Cash paid for interest	$19,898	$2,954

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors, employees, and customers	$205,700	$-
Net assets acquired in reverse merger	$-	$1,751,655
Conversion of loans payable and accrued interest to stockholders’ equity	$-	$555,910
Costs related to issuance of common stock and warrants included in accrued expenses	$-	$109,769
Purchase of a truck in exchange for accounts receivable	$-	$9,500
Payment of accounts payable through the issuance of common stock	$-	$134,270
Issuance of common stock in exchange for Brentwood line of credit and related warrants	$1,669,376	$-

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware C-Corporation (“LIIT”), was formed on December 23, 2014. LIIT was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). On December 31, 2014, LIIT entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), Long Island Brand Beverages LLC and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was to be merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of LIIT and (b) LIBB Merger Sub was to be merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of LIIT (the “Mergers”). As a result of the merger which was consummated on May 27, 2015, LIIT consisted of its wholly owned subsidiaries, LIBB (its operating subsidiary) and Cullen and Cullen’s wholly owned subsidiaries (collectively the “Company”).

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

Overview

The Company is a holding company operating through its wholly-owned subsidiary, LIBB. The Company is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) iced tea in the beverage industry. The Company is currently organized around our flagship brand Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. The Company’s mission is to provide consumers with premium iced tea offered at an affordable price.

The Company aspires to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative beverages such as iced tea.

During the second quarter of 2016, the Company began selling aloe juices and commenced selling a private label version of its iced tea product. For the three and nine months ended September 30, 2016, the Company’s aloe juice product accounted for approximately 35% and 23%, respectively, of the Company’s consolidated net sales.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets. During 2016, the Company has also begun expansion into other geographic markets, such as Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island and parts of the Midwest. The Company’s products are currently available in 12 states that have a cumulative population of 100 million people. The Company has also begun to sell its products globally in regions such as South Korea and multiple Caribbean nations.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS, continued

Liquidity and Management’s Plan

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors.

As of September 30, 2016, the Company has cash of $359,613 and short-term investments of $2,507,302. The Company incurred net losses of $4,891,028 and $8,390,264 for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, the Company’s stockholders’ equity was $4,303,459. As of September 30, 2016, the Company had working capital of $3,116,734.

During the nine months ended September 30, 2016, the Company raised net proceeds of $6,729,007 through the sale of 1,500,631 shares of common stock and 230,475 warrants to purchase common stock.

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and Brentwood LIIT Inc., as the lender. Brentwood LIIT Inc.’s interest in the Credit Agreement and the related agreements and instruments thereunder was subsequently transferred to Brentwood LIIT (NZ) Ltd. (the “Lender”). Brentwood LIIT Inc. and the Lender are controlled by a related party, Eric Watson, who beneficially owned approximately 16% of the Company on November 23, 2015 and 18.2% as of September 30, 2016. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases at the Lender’s discretion as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (which was subsequently reduced to $3,500,000 in connection with the closing of the Offering, as defined below) (the ” Facility Amount”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000 and approved an additional $500,000 in advances. On March 24, 2016, LIBB obtained $250,000 of the approved advance from the Lender and during May 2016, LIBB obtained the other $250,000 of the approved advances from the Lender, as a result of which the Available Amount was borrowed in full.

On July 28 and 29, 2016, the Company sold 1,270,156 shares (the “Shares”) of common stock in a public offering (the “Offering”) at an offering price of $5.50 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-210669). The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. In connection with sale of the Shares, the Company’s common stock was approved for listing on the NASDAQ Capital Market under its current symbol, “LTEA.” The Offering was terminated on August 4, 2016. No further sales of shares were made in the Offering.

In connection with the sale of the Shares, the Company completed a recapitalization transaction (the “Recapitalization”) with the Lender. Pursuant to the Recapitalization, the Lender converted all of the outstanding principal and interest ($1,669,376) under the Credit Agreement into 421,972 shares of common stock and exchanged its warrant for 486,111 shares of common stock. As of September 30, 2016, the balance under the Credit Agreement was $0.

In connection with the consummation of the Offering, on July 29, 2016, the selling agents were issued warrants to purchase an aggregate of 31,522 shares of common stock. These warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021. The exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits and similar adjustments. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock at the Company’s expense, an additional demand registration at the warrant holders’ expense, and unlimited “piggyback” registration rights at the Company’s expense until July 28, 2021.

On October 12, 2016, the Company filed a “shelf” registration statement on Form S-3/A Amendment No. 1, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate initial offering price not to exceed $50,000,000. (See Note 10 – Subsequent Events)

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS, continued

Liquidity and Management’s Plan, continued

The Company believes that as a result of the commitment for financing from a stockholder and its working capital as of September 30, 2016, its cash resources will be sufficient to fund the Company’s net cash requirements for the next twelve months from the date these condensed consolidated financial statements are issued. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the result that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 22, 2016.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, the fair value of a beneficial conversion feature and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

In addition, during the three and nine months ended September 30, 2016, the Company issued shares of common stock in the amounts of 0 and 3,400, respectively, at a fair value of $4.00 per share, to customers and the owners of customers. Included in the costs of these programs were costs associated with the fair value of shares issued, which totaled $0 and $26,221 for the three months September 30, 2016 and 2015, respectively and $45,165 and $54,919 for the nine months ended September 30, 2016 and 2015, respectively.

Additionally, the Company may be required to occasionally pay fees to its customers (“Placement Fees”) in order to place its products in the customers’ stores. In some cases, the Placement Fees carry no further benefit or minimum revenue guarantee other than the right to place the Company’s product in the store of the customer. The Placement Fees are recorded as a reduction of revenue. If, at the time the Placement Fees are recognized in the statement of operations, the Company has cumulative negative revenue with that particular customer, such negative revenue is reclassified and recorded as a part of selling and marketing expense. For the three and nine months ended September 30, 2016, the Company recorded $0 and $11,087, respectively, of Placement Fees to selling and marketing expense. No such Placement Fees were recorded in selling and marketing expense for the three and nine months ended September 30, 2015.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the condensed consolidated statements of operations and totaled $117,998 and $27,563 for the three months ended September 30, 2016 and 2015, respectively and $319,668 and $71,813 for the nine months ended September 30, 2016 and 2015, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expense totaled $84,433 and $29,130, respectively, for the three months ended September 30, 2016 and 2015 and $114,980 and $155,623, respectively, for the nine months ended September 30, 2016 and 2015.

Research and Development

The Company expenses the costs of research and development as incurred. For the three and nine months ended September 30, 2016, research and development expense related to new product initiatives were $0 and $46,667, respectively. These expenses were incurred pursuant to a product development agreement, which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. There were no research and development expenses incurred during the three and nine months ended September 30, 2015. Research and development expenses are included within general and administrative expenses within the condensed consolidated statement of operations. As of September 30, 2016, $50,000 was included in accrued expenses in the condensed consolidated balance sheet related to this arrangement.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Restricted Cash

Pursuant to the terms of the Credit Agreement with Lender, the Company was required to utilize $150,000 of certain $1,000,000 in proceeds from the Credit Agreement for initiatives related to the development of an alcohol business. As of December 31, 2015, $127,580 of the Company’s cash on hand was restricted for use in the development of an alcohol business. On March 17, 2016, LIBB entered into an agreement with Lender whereby such restriction was lifted.

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

Accounts receivable, net, is as follows:

	As of
	September 30, 2016	December 31, 2015
Accounts receivable, gross	$1,545,061	$405,096
Allowance for doubtful accounts	(75,395)	(42,000)
Accounts receivable, net	$1,469,666	$363,096

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, short-term investments and accounts receivable. At times, the Company’s cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of these deposits. These cash balances are maintained with one bank. As of September 30, 2016, the Company was exposed to concentrations of credit risk through short-term investments. As of September 30, 2016, three customers accounted for 25%, 11% and 11% of the Company’s trade receivables, respectively. As of December 31, 2015, two customers accounted for 14% and 30% of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists primarily of bottled iced tea.

The Company values its inventories at the lower of cost or net realizable value, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2016 and December 31, 2015, the Company recorded a reserve of $28,615 and $41,790, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	September 30, 2016	December 31, 2015
Finished goods, net	$543,755	$565,624
Raw materials and supplies, net	434,404	146,934
Total inventories	$978,159	$712,558

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets. The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended September 30, 2016 and 2015, depreciation expense was $39,420 and $27,043, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $117,118 and $76,578, respectively. The Company disposed of one of its vehicles on July 18, 2016. In connection with the disposal, the Company recognized a loss of $515.

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

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $3,741 and $7,494 as of September 30, 2016 and December 31, 2015, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of September 30, 2016, the cost of the website development was $15,000 and the accumulated amortization was $11,259. As of December 31, 2015, the cost of the website development was $15,000 and the accumulated amortization was $7,506. Amortization expense was $1,251 and $1,251 for the three months ended 2016 and 2015, respectively and $3,753 and $3,753 for the nine months ended September 30, 2016 and 2015, respectively.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company accounts for uncertain tax positions in accordance with ASC 740 - “Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. Our primary tax jurisdictions are our federal, various state, and local taxes. Generally, Federal, State and Local authorities may examine the Company’s tax returns for three years from the date of filing.

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

	For the Three and Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	465,411	194,667
Warrants to purchase common stock	470,570	-
Total potentially dilutive securities	935,981	194,667

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, notes payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

ASC 820 “Fair Value Measurements and Disclosures” provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

Fair values for short-term money market investments are determined from quote prices in active markets for these money market funds, and are considered to be Level 1.

The carrying value of financial instruments in the Company’s consolidated financial statements at September 30, 2016 and December 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at September 30, 2016	$2,507,302	$-	$-

Short-term investments at December 31, 2015	$-	$-	$-

Seasonality

The Company’s business is seasonal with the summer months in the second and third quarter of the fiscal year typically generating the largest net sales.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments for this update provide guidance on the eight specific cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the review, other than as presented within Note 10, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of September 30, 2016 and December 31, 2015, the outstanding balance on the equipment loan was $85,872 and $113,104, respectively.

NOTE 4 – LINE OF CREDIT

On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000 and approved an additional $500,000 in advances. On March 24, 2016, LIBB obtained $250,000 of the approved advance from the Lender and during May 2016, LIBB obtained an additional $250,000 of the approved advances from the Lender, as a result of which as of May 20, 2016 the Available Amount was borrowed in full.

As of September 30, 2016 and December 31, 2015, the outstanding balance on the line of credit was $0 and $1,091,571, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – LINE OF CREDIT, continued

The credit facility bears interest at a rate equal to the prime rate (3.5% at December 31, 2015 and September 30, 2016) plus 7.5%, compounded monthly, and matures on November 23, 2018. Effective January 10, 2016, the Credit Agreement was amended such that interest was compounded on a quarterly basis. Upon the occurrence of an event of default, the Credit Agreement provides for an additional 8% interest pursuant to the terms of the agreement. The outstanding principal and interest under the credit facility are payable in cash on the maturity date. The Company also paid the Lender a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date. The compounded interest and capitalized fees are excluded when determining whether the Available Amount has been exceeded. The credit facility is secured by a first priority security interest in all of the assets of LIIT and LIBB, including the membership interests in LIBB held by LIIT. LIIT also has guaranteed the repayment of LIBB’s obligations under the credit facility. In addition, the credit facility will be guaranteed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, in certain limited circumstances up to a maximum amount of $200,000.

The proceeds of the credit facility may be used for purposes disclosed in writing to the Lender in connection with each advance.

In connection with the establishment of the credit facility, the Company issued a warrant to the Lender. The warrant entitled the holder to purchase 1,111,111 shares of the Company’s common stock at an exercise price of $4.50 and included a cashless exercise provision. Also, as part of the Recapitalization, the warrant was exchanged for 486,111 shares of the Company’s common stock. (See Induced Conversion below for the accounting of the Recapitalization).

The Lender will have certain “piggyback” registration rights, on customary terms, with respect to the shares of the Company’s common stock issued or issuable upon conversion of the credit facility and upon exchange of the warrant.

The proceeds of the credit facility may be used for purposes disclosed in writing to the Lender in connection with each advance.

The Lender may accelerate the credit facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to LIBB or the Company or the occurrence of an event of default under other material indebtedness of LIBB or the Company. The Company and LIBB also made certain customary representations, warranties and covenants, including negative covenants with respect to the incurrence of indebtedness. As of September 30, 2016, the Company was in compliance with these covenants.

Deferred financing costs related to the Credit Agreement, which are included in the accompanying condensed consolidated balance sheet, are amortized over the three year term of the line of credit agreement. As of September 30, 2016, the net carrying amount of deferred financing costs was $954,113. As of December 31, 2015, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $65,797.

During April 2016, the Company entered into an amendment to the agreement with the Lender, which provided for the Recapitalization. Upon a capital raise of at least $5,000,000, the Lender agreed to convert all of the outstanding principal and interest under the Credit Facility into 421,972 shares of common stock (assuming all approved advances are completed and there are no further advances by the Lender) at the closing of the Offering. In addition, the Lender agreed to exchange its 1,111,111 warrants for 486,111 shares of common stock at such time. The Credit Facility would remain outstanding except that the Facility Amount would be reduced to $3,500,000. In connection with the reduction in the capacity of the Credit Facility, the Company recorded a charge of $408,000 to interest expense to reduce proportionally the unamortized deferred financing costs. Any amounts drawn from the Facility Amount require lender approval. The Recapitalization was effectuated upon the closing of the Offering.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – LINE OF CREDIT, continued

Induced conversion of the credit facility and the related warrants

As disclosed above, on July 29, 2016, as part of the Recapitalization, the outstanding balance and accrued interest on the credit facility and the Lender’s warrant to purchase 1,111,111 shares of the Company’s common stock was converted into a total of 908,083 shares of the Company’s common stock. The Company accounted for this transaction as an “induced conversion” in accordance with the Accounting Standards Codification (“ASC”) 470-20-40-16. The transaction qualifies as an inducement as the Company effectively lowered the exercise price of the warrant in order to induce the holder to convert the debt and warrants to shares of common stock. The Company’s purpose for the inducement was to improve the Company’s balance sheet and capitalization ahead of its proposed public offering.

ASC 470-20-40-16 prescribes that, upon an induced conversion of convertible debt, the Company should recognize in earnings the difference between (a) the fair value of the securities issued upon conversion and (b) the fair value of the securities that would have been issued in accordance with the original conversion terms. The Company determined that during April 2016, the Company’s common stock had a fair value of $5.50 per share. During April 2016, the Company determined that its common stock did not have sufficient trading volume for the market based trading price to be relied upon as a reliable measure of fair value. As such, the Company needed to utilize another measure in order to determine fair value. The Company determined that the best measure of fair value was the $5.50 price of shares issued upon the consummation of the Offering, which closed in July 2016. This fair value was consistent with the range of pricing established with the Company’s bankers ahead of the Offering, and aligned with the fact that the inducement transaction would only be effected upon the closing of the Offering.

During the three and nine months ended September 30, 2016, the Company recorded a non-cash charge of $1,587,954 related to the “induced conversion”, which is recorded on the Statement of Operations as loss on induced conversion of line of credit and warrants. The induced conversion charge was measured as of April 2016, the date the agreement was reached, and recorded on July 29, 2016, the date the conversion was consummated. The charge was calculated as follows:

For the three and nine months ended September 30, 2016

Fair value of securities to be issued upon original conversion terms:
Line of credit ($1,669,372 converted at $4.00 per share into 417,344 shares of common stock, which had a fair value of $5.50 per share)	$2,295,392
Warrants (1,111,111 shares of common stock at a fair value of $5.50 per share, less $5,000,000 in exercise proceeds)	1,111,111
Total fair value of securities issued upon conversion	$3,406,503

Fair value of securities issued upon conversion:
Shares of common stock	908,083
Fair value per share	$5.50
Aggregate fair value of common stock to be issued upon original conversion terms	$4,994,457

Loss on induced conversion of line of credit and warrants	$(1,587,954)

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

On March 31, 2016, the Company issued 3,400 shares of common stock to customers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $13,600 as a reduction to net sales in the accompanying condensed consolidated statements of operations.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY, continued

On March 31, 2016, the Company issued 1,200 shares of common stock to suppliers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $4,800 in cost of goods sold in the accompanying condensed consolidated statements of operations.

On March 31, 2016, the Company issued 2,000 shares of common stock to brokers of the Company. As a result, for the three months ended March 31, 2016, the Company recorded $8,000 in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

On March 31, 2016, the Company issued 6,700 shares of common stock to consultants of the Company. As a result, for the three and nine months ended September 30, 2016, the Company recorded $0 and $26,800, respectively, in general and administrative expenses in the condensed consolidated statements of operations.

On March 31, 2016, the Company issued 5,000 shares of common stock to a consultant pursuant to a consulting services agreement. The terms of the agreement require the consultant to perform services for the Company through February 23, 2017. For the three and nine months ended September 30, 2016, the Company recorded $5,455 and $10,909 of market research expense (reflected in selling and marketing expenses in the Condensed Consolidated Statement of Operations) and as a result, $9,091 was included in prepaid expenses in the accompanying balance sheet as of September 30, 2016.

On March 31, 2016, the Company issued 15,833 shares of common stock to a consultant, who also became a member of the Company’s Advisory Board on March 31, 2016. The shares were issued pursuant to a consulting agreement for future services. For the three and nine months ended September 30, 2016, the Company recorded $0 and $63,332 of market research expense and as a result, $0, was included in prepaid expenses in the accompanying balance sheet as of September 30, 2016. In addition, pursuant to the terms of the consulting agreement, the Company was required to make an advance payment of $20,000 which was made during April 2016. In addition the consultant will be paid an additional $30,000 in cash upon completion of the consultant’s services.

On March 31, 2016, the Company issued 7,500 shares of common stock to an employee of the Company. During the three and nine months ended September 30, 2016, $0 and $30,000 was included in selling and marketing expenses in the accompanying condensed consolidated statements of operations related to this issuance.

On April 6, 2016, $56,250 of proceeds was received from a shareholder who had purchased shares in September 2015 representing the disgorgement of a short swing profit on the shareholder’s September 2015 sale of the Company’s stock.

On July 29, 2016, the Company issued 10,000 shares of common stock to its Chief Financial Officer pursuant to his employment agreement. During the three and nine months ended September 30, 2016, $40,000 and $40,000 was included in general and administrative expenses in the accompanying condensed consolidated statements of operations related to this issuance.

On July 29, 2016, the Company issued 5,000 shares of common stock to a consultant in exchange for services. During the three and nine months ended September 30, 2016, $20,000 and $20,000 was included in general and administrative expenses in the accompanying condensed consolidated statements of operations related to this issuance.

On July 29, 2016, the Company issued 1,667 shares of common stock to a consultant pursuant to a consulting services agreement. During the three and nine months ended September 30, 2016, $9,169 and $9,169 was included in general and administrative expenses in the accompanying condensed consolidated statements of operations related to this issuance.

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

On August 18, 2016, as part of his consulting agreement but not under the 2015 Stock Option Plan, the Company’s board of directors granted to Julian Davidson, an option to purchase 286,744 shares of the Company’s common stock at an exercise price of $5.50 per share which expires on July 28, 2021. This option vested one third immediately, and then will vest one third on July 28, 2017 and the remainder on July 28, 2018.

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	194,667	$3.75	$6.22
Granted	286,744	$5.50	$2.71
Exercised	-	$-	$-
Expired, forfeited or cancelled	(16,000)	$3.75	$6.22
Outstanding at September 30, 2016	465,411	$4.83	$4.06	4.4	$123,280
Exercisable at September 30, 2016	207,248	$4.56	$4.60	4.4	$77,050

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock on September 30, 2016.

As of September 30, 2016, there was a total of $867,517 of unrecognized compensation expense related to stock options. The cost is expected to be recognized through 2018 over a weighted average period of 1.37 years.

Stock Warrants

From January 1, 2016 through March 14, 2016, in connection with the Second Offering, the Company issued warrants to purchase 171,725 shares of the Company’s common stock to investors at an exercise price of $6.00 per share. These warrants were fully vested upon issuance and expire on November 30, 2018.

From January 1, 2016 through March 14, 2016, in connection with the Second Offering, the Company issued warrants to purchase 34,573 shares of the Company’s common stock to the placement agent at an exercise price of $4.50 per share. These warrants were fully vested upon issuance and expire on October 30, 2020.

On March 29, 2016 and March 31, 2016 in connection with the March Sales, the Company issued warrants to purchase 58,750 shares of the Company’s common stock at an exercise price of $6.00 per share. These warrants were fully vested upon issuance and expire on March 29, 2019.

On July 29, 2016, in connection with the consummation of the Offering, the Company issued warrants to purchase 31,522 shares of the Company’s common stock. These warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – STOCK BASED COMPENSATION, continued

Stock Warrants

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2016	1,285,111	$4.70	-
Issued	296,570	$5.92
Expired	-	$-
Exchanged (See Note 4)	(1,111,111)	$4.50
Outstanding September 30, 2016	470,570	$5.95	2.46
Exercisable at September 30, 2016	470,570	$5.95	2.46

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$438,113	$151,354	$740,820	$207,949
Warrants	-	-	30,000	-
Common Stock	-	-	240,000	-
Total	$438,113	$151,354	$1,010,820	$207,949

The total amount of stock-based compensation was reflected within the statements of operations as:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$412,439	105,740	$853,859	$145,279
Sales and marketing	25,674	45,614	156,961	62,670
Total	$438,113	$151,354	$1,010,820	$207,949

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

On June 6, 2016, the Company entered into an employment agreement with Richard Allen to serve as the Company’s Chief Financial Officer. The agreement has a term of three years, and automatically renews for one year periods thereafter unless either party provides notice of its decision not to renew. Mr. Allen will receive a base salary of $170,000 and an incentive bonus of up to 50% of his base salary at the discretion of the Board of Directors. The Company granted Mr. Allen 8,333 shares of its common stock on May 31, 2017. The Company will grant to Mr. Allen that additional number of shares of the Company’s common stock which shall have fair market values equal to $50,000 on each of May 31, 2018 and 2019.

Consulting Agreements

On June 6, 2016, the Company entered into an amendment to the consulting agreement with Julian Davidson which provides for him to serve as the Company’s Executive Chairman. Either Mr. Davidson or the Company may terminate the consulting agreement with 30 days’ prior written notice. Pursuant to the consulting agreement, as in effect prior to its amendment and restatement as described below, the Company (a) paid to Mr. Davidson $10,000 per month, and (b) granted to Mr. Davidson 1,667 shares of common stock per month (an aggregate of 4,302 shares). The consulting agreement, as amended, contains provisions for protection of the Company’s intellectual property and confidentiality and non-competition restrictions for Mr. Davidson (generally imposing restrictions during the term of the consulting agreement, on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Consulting Agreements, continued

On August 18, 2016, the Company entered into a second amendment to the consulting agreement with Julian Davidson. The amendment modified the condition that was required to be satisfied for certain changes in the compensation payable to Mr. Davidson under the consulting agreement to take effect. After the amendment, upon the Company completing an equity raise with gross proceeds of at least $6,900,000, the monthly cash fee to Mr. Davidson increases to $20,000 per month, the monthly stock grant to Mr. Davidson is eliminated and Mr. Davidson receives a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock. The amendment also modified the compensation that will be payable to Mr. Davidson under his agreement. Mr. Davidson is entitled to receive an option to purchase 4% of the fully diluted common stock outstanding immediately after the Offering, or 286,744 shares of the Company’s common stock. On August 18, 2016, the Company granted to Mr. Davidson and option to purchase 286,744 shares of common stock. (See Note 6 – Stock Based Compensation)

On October 5, 2016, the Company entered into an amended and restated consulting agreement with Julian Davidson (“Davidson Amendment”), effective as of September 29, 2016, which provides for him to continue to serve as the Company’s Executive Chairman. Mr. Davidson was entitled to enter into the Davidson Amendment pursuant to the terms of his previously existing consulting agreement, as described above.

Under the Davidson Amendment, (a) starting on September 29, 2016, the Company will pay to Mr. Davidson an annual fee of $250,000, payable $20,833 per month, (b) the Company will pay Mr. Davidson an incentive of $75,000 on the date of the agreement and will pay to him $165,000 on the first anniversary of such date, (c) on September 29, 2016, the Company granted Mr. Davidson 15,000 shares of the Company’s common stock, (d) Mr. Davidson will be eligible to receive annually an additional fee of up to 50% of his annual fee based on Consultant’s performance over each calendar year, and (e) upon the Company completing an offering or offerings that raises gross proceeds of at least $3,000,000 from the sale of its equity securities, then the Company will issue to Mr. Davidson 20,000 shares of the Company’s common stock and an option to purchase a 71,686 shares of the Company’s common stock with an exercise price equal to the fair market value of the common stock as of such date. Unless such option is granted under a existing long-term incentive equity plan of the Company, the option will not be exercisable with respect to any of the underlying shares prior to obtaining shareholder approval for it.

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

NOTE 8 – MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2016, three customers accounted for 22%, 11% and 11% of net sales. For the three months ended September 30, 2015, one customer accounted for 10% of net sales.

For the nine months ended September 30, 2016, three customers accounted for 13%, 12%, and 10% of net sales. For the nine months ended September 30, 2015, no customers accounted for more than 10% of net sales.

For the three months ended September 30, 2016 and September 30, 2015, the largest vendors represented approximately 78% (five vendors) and 80% (three vendors) of purchases, respectively. For the nine months ended September 30, 2016 and 2015, the largest vendors represented approximately 69% (four vendors) and 82% (four vendors) of purchases, respectively. As of September 30, 2016 two suppliers accounted for 18% and 13% of accounts payable, respectively. As of September 30, 2015 15% of accounts payable was with one vendor.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - RELATED PARTIES

During the year ended December 31, 2015, the Company entered into the Credit Agreement with the Lender, a related party (see Note 4).

The Company recorded revenue related to sales to two entities, whose owners became employees of the Company during 2014. For the three months ended September 30, 2016 and 2015, sales to these related parties were $7,628 and $3,945, respectively and $7,936 and $35,140, respectively for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, accounts receivable from these customers were $11,554. As of December 31, 2015, accounts receivable from these customers were $15,513.

The Company recorded revenue related to sales to an entity, CFG Distributors LLC, whose owner became an employee of the Company during 2015. For the three months ended September 30, 2016 and 2015, sales to this related party were $25 and $742, respectively. For the nine months ended September 30, 2016 and 2015, sales to this related party were $463 and $11,716, respectively. As of September 30, 2016, the amount due from this customer was $44,939. As of December 31, 2015, accounts receivable from this customer were $51,961, which was included in accounts receivable.

In addition, the Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended September 30, 2016 and 2015, sales to this related party were $426 and $1,512, respectively. For the nine months ended September 30, 2016 and 2015, sales to this related party were $3,063 and $1,653, respectively. As of September 30, 2016 and December 31, 2015, there was $0 and $518, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the three and nine months ended September 30, 2016, the Company purchased $0 and $17,514, respectively, of product from this vendor. As of September 30, 2016, the outstanding balance due to this entity included in accounts payable was $0. As of December 31, 2015, the outstanding balance due to this entity included in accounts payable was $3,242.

During the three and nine months ended September 30, 2016, the Company accrued $77,250 and $232,250, respectively, in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the condensed consolidated statements of operations. The non-employee members of the Board of Directors will each receive common stock with a fair value of $35,000 and $30,000 in cash, for their services through 2016.

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of September 30, 2016, the accounts payable and accrued expenses due to these parties were $0. As of December 31, 2015 accounts payable and accrued expenses to these parties were $87,258.

NOTE 10 – SUBSEQUENT EVENTS

Filing of registration statement

On October 12, 2016, the Company filed a “shelf” registration statement on Form S-3/A amendment No. 1, which became effective on October 14, 2016. The “shelf” registration statement allows the Company from time to time to sell any combination of debt or equity securities described in the registration statement up to aggregate initial offering price not to exceed $50,000,000.

Financing Arrangement

On October 27, 2016, the Company entered into a credit line (the “UBS Credit Line”) with UBS Bank USA (“UBS”). The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of November 11, 2016, the interest rate on the UBS Credit Line was 3.089%. The UBS Credit Line is collateralized by certain of the Company’s short-term investments. As of November 11, 2016, $400,000 was outstanding on the UBS Credit Line.

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

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) iced tea in the beverage industry. We are currently organized around our flagship brand Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. Long Island Iced Tea is sold in 12 states across the United States, primarily on the East Coast, through a network of national and regional retail chains and distributors. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative beverages such as iced tea.

In addition, we have begun exploring global export opportunities, with product now distributed in South Korea and many Caribbean nations. We have just announced a partnership with a Canadian distributor, who will help us to distribute our products through Canada.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Recent Developments

Public Offering

On July 28 and 29, 2016, we sold 1,270,156 shares (the “Shares”) of common stock at a price of $5.50 per share, through Network I Financial Services, Inc. acting as a selling agent on a “best efforts” basis, pursuant to the Company’s registration statement on Form S-1 (File No. 333-210669) (the “Offering”).

The sale of the shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and offering expenses. In connection with the sale of the shares, the common stock was approved for listing on the NASDAQ Capital Market under its current symbol, “LTEA.” On August 4, 2016, the Offering was terminated. No further sale of shares were made in the Offering.

As part of our selling agent’s compensation for the sale of the Shares, the Company issued warrants to purchase an aggregate of 31,522 shares of common stock. The warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, stock split or the Company’s recapitalization, reorganization, merger or consolidation. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock at the Company’s expense, an additional demand registration at the warrant holders’ expense, and unlimited “piggyback” registration rights at the Company’s expense until July 28, 2021.

Credit Agreement

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

Upon the closing of the Offering, the Company completed a recapitalization transaction (the “Recapitalization”) with the Lender. Pursuant to the Recapitalization, all of the outstanding principal and interest under the Lender Note was converted into 421,972 shares of common stock and the Lender Warrant was exchanged for 486,111 shares of common stock. The Company may continue to request advances under the credit facility subject to the terms and conditions of the Credit Agreement, except that the Facility Amount was reduced from $5,000,000 to $3,500,000. Brentwood is owned by Eric Watson, who as of November 11, 2016 beneficially owned approximately 18.2% of our outstanding common stock, and KA#2 Ltd., which as of November 11, 2016 beneficially owned approximately 4.8% of our outstanding common stock.

UBS Credit Line

On October 27, 2016, the Company entered into a credit line (the “UBS Credit Line”) with UBS Bank USA (“UBS”). The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of November 11, 2016, the interest rate on the UBS Credit Line was 3.089%. The UBS Credit Line is collateralized by certain of the Company’s short-term investments. As of November 10, 2016, $400,000 was outstanding on the UBS Credit Line.

Private Issuances

Simultaneously with the closing of the Offering, the Company issued 1,667 shares of common stock to Julian Davidson, the Company’s Executive Chairman, 10,000 shares of common stock to Richard Allen, the Company’s Chief Financial Officer, and 5,000 shares of common stock to John Carson, a member of the Company’s advisory board, as compensation for services to the Company.

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

On April 1, 2016, the board of directors (the “Board”) of the Company adopted a resolution expanding the size of the Board from five to six directors and appointed Tom Cardella as a Class 2 director (with a term expiring in 2017) to fill the newly created directorship.

Highlights

We generate income through the sale of our beverage products. The following are highlights of our operating results for the three and nine months ended September 30, 2016:

●	Net sales. During the three months ended September 30, 2016, we had net sales of $1,301,125, an increase of $844,338 over the three months ended September 30, 2015. During the nine months ended September 30, 2016, we had net sales of $3,412,961, an increase of $2,015,717 over the nine months ended September 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution, including $795,733 in sales of our new aloe products. The increase was also bolstered by an increase of $801,180 in the sale of the Company’s iced tea in gallon containers.

●	Margin. Our margin decreased by 6% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Our margin decreased by 16% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily due to the fact that, from May 2015 through January 2016, we introduced five of our flavors in gallon containers. Sales of our gallon containers have and continue to be sold below their costs. As a result, our margins during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 were negatively impacted by $18,667 (approximately 1% of net sales) by the inclusion of gallon container sales into our sales mix. In addition, as of September 30, 2016, the Company recorded a charge of $28,615 to reduce the cost of certain products to estimated net realizable value. These negative factors were partially offset by sales through vending machines which typically carry higher margins.

●	Operating expenses. During the three months ended September 30, 2016, our operating expenses were $2,831,769, representing an increase of $1,813,770 as compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, our operating expenses were $5,989,636, representing an increase of $3,730,656 as compared to the nine months ended September 30, 2015. The increases in operating expenses for the three and nine months ended September 30, 2016 related primarily to increased payroll (including stock based compensation), increases in Advisory Board and Board of Directors fees, increases in legal and consulting expenses and an increase in printing and filing fees due to being a public company.

Historically, our cash generated from operations has not been sufficient to meet our expenses. Accordingly, we have historically financed our business through the sale of equity interests or through the issuance of promissory notes and we have a commitment of financing from a stockholder. During the nine months ended September 30, 2016, our cash flows used in operating activities were $4,565,828, our net cash used in investing activities was $2,516,799 and our net cash provided by financing activities was $7,235,048. We had a working capital of $3,116,734 as of September 30, 2016.

In order to execute our long-term growth strategy, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

●	We believe that using various marketing tools, which may include significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

●	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

●	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations.

●	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

●	We are currently involved in litigation. Please refer to Item 1 of Part II of this quarterly report. There are no assurances that there will be successful outcomes to these matters.

●	We developed a gallon product line featuring five of our existing flavors. The Company’s gallon product line has previously been sold below cost. There are no assurances we will be successful in increasing the margins on this product line.

Please refer to risks factors described in Item 1A of Part II of our quarterly report on Form 10-Q filed on May 9, 2016.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,301,125	$456,787	$3,412,961	$1,397,244
Cost of goods sold	1,196,790	392,606	3,253,278	1,104,723
Gross profit	104,335	64,181	159,683	292,521
Operating expenses:
General and administrative expenses	2,170,522	646,788	3,957,763	1,264,436
Selling and marketing expenses	661,247	371,211	2,031,873	994,544
Total operating expenses	2,831,769	1,017,999	5,989,636	2,258,980
Operating Loss	(2,727,434)	(953,818)	(5,829,953)	(1,966,459)
Other expenses:
Other income (expense)	4,070	-	4,070	(3,327)
Interest expense	(579,710)	(872)	(976,427)	(47,056)
Loss on induced conversion of credit facility and warrants	(1,587,954)	-	(1,587,954)	-
Net loss	$(4,891,028)	$(954,690)	$(8,390,264)	$(2,016,842)

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2016 increased by $844,338, or 184.84%, to $1,301,125 as compared to $456,787 for the three months ended September 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers and the Company’s aloe juice product. Net sales of our product in gallons during the three months ended September 30, 2016 increased by $281,885 and were $368,165 as compared to $86,280 for the three months ended September 30, 2015. We also began selling certain aloe juice products in the first quarter of 2016. Sales of these products were $464,114 during the three months ended September 30, 2016.

Gross profit for the three months ended September 30, 2016 increased by $40,154, or 63%, to $104,335 as compared to $64,181 for the three months ended September 30, 2015. Gross profit percentage decreased by 6% to 8% for the three months ended September 30, 2016 from 14% for the three months ended September 30, 2015. The decrease in gross margin was due to (a) selling our gallon containers at or below costs to certain distributors in order to acquire more shelf space at certain retailers; (b) an increase in costs to produce certain new package offerings for our 20 ounce product line; and (c) introductory pricing given to new customers on our 20 ounce product line during the three months ended September 30, 2016.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 increased by $1,523,734, or 236%, to $2,170,522 as compared to $646,788 for the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company’s general and administrative salaries increased by $336,608 as compared to the three months ended September 30, 2015. In addition, the Company incurred $882,267 in stock-based compensation expense that was allocated to general and administrative expense during the three months ended September 30, 2016, an increase of $776,527 over the $105,740 for the three months ended September 30, 2015. This was primarily the result of officers’ salaries including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Company. The remaining increase in general and administrative expenses was caused primarily by increases in rent, insurance, and other administrative costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2016 increased by $290,036, or 78%, to $661,247 as compared to $371,211 for the three months ended September 30, 2015. Selling and marketing expenses increased largely due to an increase in costs of $91,698 for freight out, consistent with the increase in units sold as compared to the prior period. There was also an increase in selling salaries of $79,557 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to an increase in efforts to sell the Company’s products. The Company also incurred $68,672 in connection with the in-store deployment of point of sale marketing materials during the three months ended September 30, 2016.

Interest expense

Interest expense for the three months ended September 30, 2016 increased by $578,838, or 66,381%, to $579,710 as compared to $872 for the three months ended September 30, 2015. The increase was primarily the result of the Credit Facility with Brentwood interest through July 28, 2016 and the related amortization of deferred financing costs associated with the agreement. During the three months ended September 30, 2016, the Company recorded interest expense of $408,000 to reduce the deferred financing costs proportionally with the reduction of the credit facility.

Loss on induced conversion of credit facility and warrants

During the three months ended September 30, 2016, the Company recorded a non-cash charge of $1,587,954 for an induced conversion of its credit facility and related warrants. No such charge was recorded during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

Net Sales and Gross Profit

Net sales for the nine months ended September 30, 2016 increased by $2,015,717, or 144%, to $3,412,961 as compared to $1,397,244 for the nine months ended September 30, 2015. The increase is due to a combination of brand momentum and an increase in distribution. The increase was also bolstered by the sale of the Company’s product line in gallon containers and the Company’s aloe juice product. Net sales of our product in gallons during the nine months ended September 30, 2016 increased by $801,180 and were $957,398 as compared to $156,218 for the nine months ended September 30, 2015. In addition, the Company purchased vending machines in the fourth quarter of 2015. Sales of our iced tea products in vending machines as well as other products purchased from vendors were $149,933 during the nine months ended September 30, 2016 as compared to $0 for the nine months ended September 30, 2015. We also began selling certain aloe juice products in the first quarter of 2016. Sales of these products were $795,733 during the nine months ended September 30, 2016.

Gross profit decreased by $132,838, or 45%, to $159,683 for the nine months ended September 30, 2016 from $292,521 for the nine months ended September 30, 2015. Our gross profit percentage decreased by 16% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in gross margin was due to (a) selling our gallon containers at or below costs to certain distributors in order to acquire more shelf space at certain retailers; (b) an increase in costs to produce certain new package offerings for our 20 ounce product line; and (c) introductory pricing given to new customers on our 20 ounce product line during the nine months ended September 30, 2016.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2016 increased by $2,693,327, or 213%, to $3,957,763 as compared to $1,264,436 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company’s general and administrative salaries and stock-based compensation increased by $1,416,936 as compared to the nine months ended September 30, 2015. This was primarily the result of the increase in the Chief Executive Officer’s salary, which took place on May 27, 2015 in connection with the consummation of the business combination between us, LIBB and Cullen. Legal and professional fees increased by $283,101 which included increased accounting and legal costs related to our SEC report filings. Additionally, during the nine months ended September 30, 2016, the Company incurred $46,667 related to the costs of its alcohol development contract. The remainder of the cost increases primarily related to rent and storage fees, insurance costs, website and internet costs, press release costs and filing fees related to becoming a public company on May 27, 2015, and increases in depreciation expense related to the purchase of vending machines in the fourth quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2016 increased by $1,037,329, or 104%, to $2,031,873 as compared to $994,544 for the nine months ended September 30, 2015. Selling and marketing expenses increased largely due to increased selling salaries of approximately $348,497 primarily related to the hiring of new employees, including a national vice president. Included in this amount was $30,000 of stock based compensation to this employee. In addition, stock based compensation allocated to selling and marketing expenses related to stock options increased by $84,231. Additionally sales commissions paid to brokers increased by approximately $54,436 due to the increase in commissions related to our sales through vending machines. Freight out increased by $247,855 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased volume as well as increased freight rates resulting from shipments from a storage facility located in Georgia. The remainder of the increase was caused by various other marketing expenses.

Interest expense

Interest expense for the nine months ended September 30, 2016 increased by $929,371, or 1,975%, to $976,427 as compared to $47,056 for the nine months ended September 30, 2015. The increase was primarily the result of the Credit Facility with Brentwood and the related amortization of deferred financing costs associated with the agreement. During the nine months ended September 30, 2016, the Company recorded interest expense of $408,000 to reduce the deferred financing costs proportionally with the reduction of the credit facility.

Loss on induced conversion of credit facility and warrants

During the nine months ended September 30, 2016, the Company recorded a non-cash charge of $1,587,954 for an induced conversion of its credit facility and related warrants. No such charge was recorded during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

The Company has historically been financed by debt from its stockholders and unrelated third parties. In addition, the Company has also been financed by the sale of equity interests. We had working capital of $3,116,734 as of September 30, 2016. We believe that, as a result of proceeds from the Offering, the commitment of financing from a stockholder and our working capital as of September 30, 2016, we will have sufficient cash resources to fund our net cash requirements through November 14, 2017.

The following is an overview of our borrowings as of September 30, 2016:

Description of Debt	Holder	Interest Rate	Balance at September 30, 2016
Automobile Loans	Various	3.59% to 10.74%	$33,118
Equipment Loans	Magnum Vending Corp.	10%	$85,872
Line of Credit *	Brentwood LIIT Inc.	Prime plus 7.5%	$-

* On July 29, 2016, all outstanding principal and interest under the line of credit was converted into 421,972 shares of common stock in connection with closing of the Offering. No further draws have been made under the line of credit.

Below is a summary of our financing activities during the nine months ended September 30, 2016. In order to execute our long-term growth strategy, which could include the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

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

On March 17, 2016, Brentwood approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances in the same amount. On March 24, 2016, an advance of $250,000 was received by the Company, and an additional advance of $250,000 was received during May 2016. In connection with the closing of the Offering, we completed the Recapitalization with Brentwood. Pursuant to the Recapitalization, all of the outstanding principal and interest under the Brentwood Note was converted into 421,972 shares of common stock. As of September 30, 2016, the principal amount of loans outstanding was $0.

On July 28 and 29, 2016, we sold 1,270,156 Shares in the Offering. The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. On August 4, 2016, the Offering was terminated. No further sales of shares were made in the Offering.

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

The Credit Facility bears interest at rate equal to the prime rate plus 7.5% (11% at September 30, 2016), compounded quarterly, and matures on November 23, 2018. The outstanding principal and interest under the Credit Facility are payable in cash on the maturity date. We also paid Brentwood a one-time facility fee equal to 1.75% of the Facility Amount, which was capitalized and added to the principal amount of the loan, and will pay Brentwood $30,000 for its expenses at the maturity date. The Credit Facility is secured by a first priority security interest in all of our property, including the membership interests in LIBB held by us. We also have guaranteed the repayment of LIBB’s obligations under the Credit Facility. In addition, LIBB’s obligations are guaranteed by Philip Thomas, our Chief Executive Officer, in certain limited circumstances, up to a maximum of $200,000.

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

In addition, in connection with the establishment of the Credit Facility, we issued the Lender Warrant to Brentwood. The Lender Warrant entitled the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and includes a cashless exercise provision. Upon the closing of the Offering, pursuant to the Recapitalization, the Lender Warrant was exchanged for 486,111 shares of common stock.

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

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $4,565,828 for the nine months ended September 30, 2016 as compared to net cash used in operating activities of $2,016,316 for the nine months ended September 30, 2015. Cash used in operating activities for the nine months ended September 30, 2016 was primarily the result of the net loss of $8,390,264 offset by non-cash charges of $3,715,230. Cash used in operating activities for the nine months ended September 30, 2015 was primarily the result of the net loss of $2,016,842.

Net cash used in investing activities

Net cash used in investing activities was $2,516,799 and $65,036 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to our purchase of a short-term investment security of $2,507,302. Cash used in investing for the nine months ended September 30, 2015 was primarily due to the purchase of display items, trucks and automobiles.

Net cash provided by financing activities

Net cash provided by financing activities was $7,235,048 for the nine months ended September 30, 2016 as compared to net cash provided by financing activities of $1,951,876 for the nine months ended September 30, 2015. Cash flows from financing activities were primarily the result of $500,000 in proceeds under the Credit Agreement with Brentwood, $861,790 from the sale of common stock and warrants, net of costs, and $5,867,217 representing the proceeds from the Offering, net of costs. Net cash used in financing activities consisted of repayments of automobile loans of $22,977, and repayments of equipment loans of $27,232. During the nine months ended September 30, 2015, and prior to the Business Combination, we received proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, we received loans totaling $550,000 from two of our stockholders, Bass Properties LLC and Ivory Castle Limited. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $568,468 through the issuance of 142,636 shares of common stock. In addition, the Company received net proceeds of $475,885 through the issuance of common stock and warrants.

Off-balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2016 due to a material weakness in our internal control over financial reporting as described below

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

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

Changes in Internal Control over Financial Reporting

On September 19, 2016, James Meehan resigned as the Chief Accounting Officer and Secretary of Long Island Iced Tea Corp. Richard B. Allen, the Company’s Chief Financial Officer, assumed the duties of the Company’s principal accounting officer.

There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal action:

●	Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. Our management and legal counsel believe it is too early to determine the probable outcome of this matter.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2016, we issued 36,135 shares of our common stock and, on October 7, 2016, we issued 5,000 shares of our common stock, in each case to consultants of ours as compensation for services provided to us. The shares were issued on a private placement basis pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Consulting Agreement dated as of September 29, 2016 between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2016

LONG ISLAND ICED TEA CORP.

By:	/s/ Richard Allen
Name:	Richard Allen
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on January 6, 2015).

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIIT Acquisition Sub, LLC, Long Island Brand Beverages LLC, Philip Thomas and Thomas Panza, and Philip Thomas, in his capacity as the “LIBB Representative” under the Merger Agreement on behalf of the other members of LIBB party to the Merger Agreement (incorporated by reference to Exhibit 2.1 of Cullen Agricultural Holding Corp.’s Current Report on Form 8-K filed on April 24, 2015).

10.1	Consulting Agreement dated as of September 29, 2016 between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

