Form 10-K
period 2016-12-31
Long Island Iced Tea Corp.
filed 2017-03-31
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-37808

LONG ISLAND ICED TEA CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2624098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

116 Charlotte Avenue, Hicksville, New York	11801
(Address of Principal Executive Offices)	(Zip Code)

(855) 542-2832

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, Par Value $0.0001 Per Share	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ] No [X]

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

[  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2016 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $13,425,565 (based on a closing price of $7.78 per share).

As of March 30, 2017, there were 8,393,066 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LONG ISLAND ICED TEA CORP.

FORM 10-K

 Unless otherwise stated, as used herein, the terms the “Company” and “LIIT” and references to “we ,” “us” and “our” refer collectively to Long Island Iced Tea Corp. and its wholly-owned subsidiaries, Long Island Brand Beverages LLC (“LIBB”) and Cullen Agricultural Holding Corp. (“Cullen”).

This Annual Report on Form 10-K (“Form 10-K“) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7 of Part II of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements provide current expectations of future events based on certain assumptions and are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended December 31st and the associated quarters, months and periods of those fiscal years.

PART I

ITEM 1.	BUSINESS.

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic Ready-to-Drink (“NARTD”) beverages. We are currently organized around our flagship iced tea product, under the brand Long Island Iced Tea®. The Long Island Iced Tea name for a cocktail originated in Long Island in the 1970’s, and its national recognition is such that it is ranked as the fourth most popular cocktail in restaurants and bars in the U.S. (Source: Nielsen CGA, On-Premise Consumer Survey, 2016). Our premium NARTD tea is made from a proprietary recipe and with quality components. Long Island Iced Tea ® is sold in 27 states across the U.S., primarily on the East Coast, through a network of national and regional retail chains and distributors.

Since February 2016, we have been engaged in the aloe juice business, under the brand ALO Juice. ALO Juice is a NARTD functional beverage made from juice derived from the aloe plant known as aloe vera. ALO Juice sources its aloe plants from harvests in Thailand. The plants are exported from there to South Korea where they are processed in a unique whole leaf manner to ensure the nutritional and health benefits are maintained from the plant all the way through to the bottling process.

On March 14, 2017, we announced the expansion of our brand with the launch of The Original Long Island Brand™ Lemonade. This lemonade is a NARTD functional beverage made from a proprietary recipe with quality components.

Our mission is to provide consumers with “better-for-you” premium beverages offered at an affordable price.

We aspire to be a market leader in the development of beverages that are convenient and appealing to consumers. There are two major target markets for our beverages: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from options perceived as less healthy such as carbonated soft drinks (“CSDs”) towards alternative beverages such as iced tea.

We continually seek to expand our product line. We are exploring entry into the $222 billion U.S. alcohol industry, with the hope to establish ourselves as a multi-product alcoholic and non-alcoholic beverage company.

We also continually seek to better develop emerging markets, as well as expand our overall geographic footprint. We entered into new business arrangements involving international specialists contracted to (i) identify new market opportunities and (ii) assist in the overall management of our international expansion efforts. During 2016, the Company announced new distributorships in Columbia, Honduras, Dominican Republic, St Martin and Bermuda. We also worked alongside new distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets. New developments included (i) new retail partnerships opened with supermarket chains such as Pueblos and Supermax in Puerto Rico, (ii) our first shipment to Canada in November 2016, and (iii) multiple reorders received from the South Korean distributor.

Corporate History

We were incorporated on December 23, 2014 in the State of Delaware as a wholly owned subsidiary of Cullen.

On May 27, 2015, we closed the business combination (the “Business Combination”) contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of December 31, 2014 and amended as of April 23, 2015, by and among Cullen, us, Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, LIBB, Philip Thomas and Thomas Panza, who formerly owned a majority of the outstanding membership units of LIBB, and the other former members of LIBB executing a joinder thereto. Pursuant to the Merger Agreement, (i) Cullen Merger Sub, Inc. merged with and into Cullen, with Cullen surviving as a wholly owned subsidiary of ours and the stockholders of Cullen receiving one share of our common stock for every 15 shares of Cullen common stock held by them and (ii) LIBB Acquisition Sub, LLC merged with and into LIBB, with LIBB surviving as a wholly owned subsidiary of ours and the members of LIBB receiving an aggregate of 2,633,334 shares of our common stock.

Upon the closing of the Business Combination, we became the new public company, Cullen and LIBB became wholly-owned subsidiaries of ours and the stockholders of Cullen and the members of LIBB became our stockholders. In addition, the historical financial statements of LIBB became our financial statements. As a result of the Business Combination, the business of LIBB became our business. Cullen is currently inactive and no significant operations are being undertaken by it. LIBB was formed as a limited liability company under the laws of New York on February 18, 2011.

Our principal executive offices are located at 116 Charlotte Avenue, Hicksville, NY 11801. Our telephone number is (855) 542-2832. Our website address is www.longislandicedtea.com . The information contained on, or accessible from, our corporate website is not part of this annual report and you should not consider information contained on our website to be a part of this Form 10-K.

Recent Developments

ALO Juice

During 2016, we began selling ALO Juice. The aloe juice product is purchased in its finished form from a third party supplier. On December 8, 2016, in order to bolster our aloe juice business and further meet growing consumer demand for “better-for-you” beverages, the Company entered into an agreement to purchase the intellectual property related to this product, including trade names, formulas and recipes, from the owners of the ALO Juice® brand. Consideration upon the closing of the transaction will consist of 5,000 shares of our common stock. We expect to close this transaction by early Spring 2017.

Separately, we entered into an employment agreement with Julio X Ponce, majority interest member of the ALO Juice® brand owner. Mr. Ponce was hired at an annual salary of $90,000 to advance the sales of ALO Juice to the Southeast and Latin American regions effective January 1, 2017.

Lemonade

On March 14, 2017, we announced that we are expanding our brand to include lemonade. The Original Long Island Brand™ Lemonade range consists of 9 real-fruit flavors, and is available in both single 18oz bottles and 12-packs. This premium lemonade is intended to be differentiated from other lemonade beverages in the US market. It is made with 100% raw cane sugar and non-GMO ingredients that incorporate the “better-for-you” attributes that are prominent within our iced tea brand, and will complement Long Island Iced Tea®. We expect that this product will be available in select markets in early Spring 2017. It’s our objective to grow market share and offer this product alongside our iced tea products.

January 2017 Offering

On January 30, 2017, we consummated the public offering (the “January 2017 Offering”) of an aggregate of 376,340 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to the terms of a selling agent agreement, dated January 25, 2017, with the placement agent and subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 300,000 shares were sold to the public at a price of $4.00 per share and 76,340 of the shares were sold to our officers and directors at a price of $4.10 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated total net proceeds, after payment of the placement agent fees and other offering expenses, of approximately $1.4 million.

The offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-213874), which was filed with the Securities and Exchange Commission (“SEC”) on September 30, 2016 and declared effective by the SEC on October 14, 2016, and is described in more detail in a prospectus supplement dated January 27, 2017 and the accompanying base prospectus dated October 14, 2016.

December 2016 Offering

On December 27, 2016, we consummated an underwritten public offering (the “December 2016 Offering”) of 406,550 shares of our common stock, through Network 1 Financial Securities, Inc. (the “Network 1”) and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, with Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of approximately $1.4 million.

The offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-213874), which was filed with the SEC on September 30, 2016 and declared effective by the SEC on October 14, 2016, and is described in more detail in a prospectus supplement dated December 21, 2016 and the accompanying base prospectus dated October 14, 2016.

July 2016 Offering and Recapitalization

On July 28 and 29, 2016, we sold an aggregate of 1,270,156 shares of our common stock in a public offering (the “July 2016 Offering”) at an offering price of $5.50 per share, pursuant to our registration statement on Form S-1 (File No. 333-210669). The sale generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. In connection with sale of the shares, our common stock was approved for listing on the Capital Market of The NASDAQ Stock Market LLC (“Nasdaq”).

Network 1 Financial Services, Inc. (“Network 1”) acted as selling agent for the July 2016 Offering, on a “best efforts” basis, pursuant to a selling agent agreement dated July 15, 2016. Alexander Capital acted as a selected dealer for the selling agent. The shares were sold in the July 2016 Offering pursuant to a subscription agreement between us and each investor in the offering.

As part of Network 1’s compensation for the sale of the shares in the July 2016 Offering, we issued to Network 1 and its designees warrants to purchase an aggregate of 31,522 shares of our common stock. The warrants are exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, expiring on July 14, 2021. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, stock split or our recapitalization, reorganization, merger or consolidation.

In connection with the sale of the shares in the July 2016 Offering, we completed a recapitalization (the “Recapitalization”) with Brentwood LIIT (NZ) Ltd., as successor in interest to Brentwood LIIT Inc. (“Brentwood”). Brentwood is our lender under the certain Credit and Security Agreement (the “Credit Agreement”), dated as of November 23, 2015 and amended as of January 10, 2016 and April 8, 2016, by and among us, LIBB and Brentwood. The Credit Agreement provides for a revolving credit facility (the “Credit Facility”). The loans made by Brentwood under the Credit Facility are evidenced by a secured convertible promissory note (the “Brentwood Note”), which is convertible into shares of our common stock at a conversion price of $4.00 per share. In addition, in connection with the establishment of the Credit Facility, we issued to Brentwood a warrant (the “Brentwood Warrant”) to purchase 1,111,111 shares of our common stock, at an exercise price of $4.50 per share, expiring on November 23, 2018. Pursuant to the Recapitalization, all of the outstanding principal and interest under the Brentwood Note was converted into 421,972 shares of our common stock and the Brentwood Warrant was exchanged for 486,111 shares of our common stock. We may continue to request advances under the Credit Facility subject to the terms and conditions of the Credit Agreement, except that, in connection with the Recapitalization, the maximum amount (the “Facility Amount”) of loans that may be made under the Credit Facility was reduced to $3,500,000. Brentwood is owned by Eric Watson, who as of March 30, 2017, beneficially owned approximately 17.3% of our outstanding Common Stock, and KA#2 Ltd., who as of March 30, 2017, beneficially owned approximately 4.1% of our outstanding Common Stock.

UBS Credit Line

On October 27, 2016, the Company entered into a fully collateralized credit line (the “UBS Credit Line”) with UBS Bank USA (“UBS”). The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of December 31, 2016, the interest rate on the UBS Credit Line was 3.272%. The UBS Credit Line was collateralized by certain of the Company’s short-term investments. As of December 31, 2016, $1,280,275 was outstanding on the UBS Credit Line. The Company paid off the UBS Credit Line in full on January 18, 2017.

Industry Opportunity

Non-Alcoholic Beverage Market

Iced Tea

Globally, NARTD tea products are ranked as the 4th largest beverage category, behind carbonated soft drinks, water and dairy. The non-alcohol iced tea global category size is estimated at $55 billion and growing at a 6.6% compound annual growth rate (“CAGR”). (Source: Euromonitor International, “Versatility of RTD Tea Generates Bright Spot in Global Soft Drinks”, May 2014.

The U.S. non-alcoholic liquid refreshment beverage market consists of a number of different products, and CSDs are the top selling beverage category. However, consumers are increasingly coming to view CSDs (typically caffeinated as well as high in sugar and preservatives) with disfavor. In volume, the CSD category declined 0.6% in 2016, 1.5% in 2015, 1.6% in 2014, 2.3% in 2013 and 1.5% in 2012. (Sources: Euromonitor International, “Carbonates in the US”, February 2017).

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

According to a 2017 Euromonitor International industry report, the U.S. NARTD tea segment was expected to have $7.1 billion of revenue in 2016, a 7.9% increase from the prior year and an 8.3% annualized growth rate over the last 5 years (2011 – 2016) (Source: Euromonitor International , “RTD Tea in the US”, February 2017). The industry report also forecasted an annual revenue growth rate of 5.3% over the coming five years, with revenues reaching $9.2 billion in 2021.

In 2014, consumers showed special interest in healthier versions of NARTD teas, preferring unsweetened teas.

Leading Flavors 2016 ($7.1bn)

Regular and Unsweetened Tea	40.7%
Fruit-Flavored Tea	24.4%
Sweetened Tea	19.0%
White Tea	9.3%
Other Tea	4.9%
Rooibos Tea	1.7%

(Source: Euromonitor International, “RTD Tea in the US”, February 2017).

Lemonade

According to IBISWorld, lemonade comprises 8.2% of the $12.0 billion juice market in 2016. Lemonade sales totaled 451 million liters in 2015.

(Source: IBISWorld Industry Report 31211c, “Juice Production in the US”, January 2017).

ALO Juice

The global aloe vera-based drinks market is an expanding category, expected to grow at a CAGR of close to 10% during the forecast period for 2016 through 2020, according to a Technavio report dated November 2016. The Americas is expected to grow at an 11.24% CAGR over the same period. (Source: Technavio Market Research Report, “Aloe Vera-Based Drinks Market”, November 2016)

Potential Expansion into Alcoholic Beverage Market

We have begun exploring the development, production, marketing and distribution of alcoholic beverages, to augment our current NARTD tea business. In June 2015, we engaged Julian Davidson, who has many years of experience in the alcohol industry, as a consultant to help evaluate the opportunity, as well as to assist in our core NARTD tea business. In June 2016, Mr. Davidson became our Executive Chairman.

The alcohol beverage market consists of beer, cider/perry, ready-to-drink/high-strength premixes, spirits and wine. The total sales of U.S. alcohol beverage market reached $222 billion in 2015, growing at a 1.1% CAGR from 2010 to 2015. Of that $222 billion, 47.1% was from beer, 0.8% from cider/perry, 2.1% from Alcoholic Ready-to-Drink (“ARTD”) beverages/high-strength premixes, 30.9% from spirits and 19.1% from wine. (Source: Euromonitor, “Alcoholic Drinks in the US”, June 2016).

Our Products and Services

Long Island Iced Tea® was first launched in the New York metro market by LIBB in July 2011, positioning itself as a premium iced tea beverage offered at an affordable price. We help differentiate ourselves from competitors with a proprietary recipe and quality components. Long Island Iced Tea® is a 100% brewed tea, using black tea leaves and purified water via reverse osmosis. It is gluten-free, free of genetically modified organisms, or “GMOs,” and certified Kosher with no artificial colors or preservatives.

Long Island Iced Tea® is primarily produced and bottled in the U.S. Northeast. This production in the Northeast, combined with its “Made in America” tag-line and brand name, all improve its credentials as a part of the local community from which we take our name.

We have developed ten flavors of Long Island Iced Tea® in an effort to ensure that our products meet the desired taste preferences of consumers. Regular flavors, which use natural cane sugar as a sweetener, include lemon, peach, raspberry, green tea & honey, half tea & half lemonade, guava, mango, and sweet tea. Diet flavors, which use sucralose (generic Splenda) instead of natural cane sugar as a sweetener, include diet lemon and diet peach. These flavors are currently available in twelve packs of 20oz polyethylene terephthalate bottles.

We have unveiled a new 18oz bottle and label design for our flagship Long Island Iced Tea® Brand, which will replace our 20oz size. The sleeker and slimmer 18oz design accentuates an authentic and fresh spirit of Long Island Iced Tea® products, which we believe will have a positive impact on our product gross margins. The bold and cleanly designed label aligns with our core brand image, clearly emphasizing the brand’s premium ingredients and better-for-you positioning. Both the label and customized bottle cap include informative health cues that include “non-GMO,” “100% raw cane sugar,” “no additives,” and “low calories” for diet flavors. The new bottles are expected to reach retail stores in early 2017. Any reference to 20oz size is intended to include both 18oz and 20oz packaging within this annual report.

We have also recently developed three twenty-four pack of sixty calorie flavors that are served in 12oz bottles. The sixty calorie flavors have reduced sugar content, are caffeine free and include mango, peach, and raspberry. This package was designed to meet certain nutritional guidelines for sales in schools. During May 2015, we launched four flavors, lemon, peach, mango, and green tea and honey, in gallon containers. During February 2016, we also launched sweet tea, which is also served in a gallon container. In addition, during April 2016, we launched a private label line, consisting of four flavors, for one of our existing customers.

We have also recently developed The Original Long Island Brand™ Lemonade, which comes in nine real-fruit flavors, and is available in both single 18oz bottles and 12-packs that will be sold in the same locations that our iced tea is offered in early 2017.

ALO Juice has been distributed in New York City since 2008, and in Florida since 2012. We commenced distribution of ALO Juice in February 2016. It is packed in 0.5 liter and 1.5 liter bottles, with a wide variety of flavors including Original, Mango, Pomegranate, Pineapple and Raspberry. Aloe vera juice contains nutrients which include vitamins A, C, E, and B12, as well as minerals like potassium, zinc, and magnesium. It also provides antioxidants, helps to balance metabolism, and supports normal circulation and blood pressure.

Our Competitive Strengths

We believe that a differentiated brand will be a key competitive strength in the NARTD tea segment. Key points of differentiation for Long Island Iced Tea® and Long Island Brand™ Lemonade include:

●	A better and bolder tasting bottled iced tea as a result of premium ingredients that include natural cane sugar (sucralose for diet flavors), hot-filled using black and green tea leaves, that is offered at an affordable price;

●	Immediate global recognition of the “Long Island Iced Tea” phrase associated with the cocktail;

●	Made in America;

●	Strong Northeast roots where it is locally produced;

●	The use of non-GMO ingredients; and

●	Our product being corn free, hormone/antibiotic free, gluten free, natural and having no artificial color/flavor.

The NARTD tea market is a crowded space and, as a result, we believe in pricing our products competitively. We highlight to consumers our use of premium ingredients and our affordable price. The suggested retail price for a 20oz. bottle of Long Island Iced Tea® is $1.00 to $1.50, and the suggested retail price for a 12oz. bottle is $1.00 to $1.25. The suggested retail price for our gallon containers is $2.99 to $3.49. The suggested retail price of The Original Long Island Brand™ Lemonade is $1.25 to $1.79 per 18oz bottle. ALO Juice® has a suggested retail price of $1.49 to $1.79 for the 500 ml bottle and $2.39 to $2.79 for the 1.5 liter bottle. Management has set pricing levels to reflect current pricing dynamics in the industry. There has been downward pressure on prices, which management believes is caused by the entrance of major multinational beverage corporations into the alternative beverage category. This is starting to lead towards industry consolidation, in what is currently considered a somewhat fragmented marketplace.

Our Business Strategies

In addition to a potential expansion into alcoholic beverages, we are seeking to organically grow our NARTD tea and related product sales, capitalizing on an iconic name with unique brand awareness to create familiar and easily recognizable beverages.

We intend to increase our market share in our existing geographic markets and expand into additional geographic markets in the U.S. We also are exploring international markets on a highly selective and limited basis, which may include royalty and licensing agreements. As discussed below in ” Our Customers ,” we generally focus our sales efforts on approaching beverage distributors and taking advantage of their unique positioning in the retail industry. However, a portion of our sales efforts are also dedicated to direct sales to retailers, because some wholesale chains such as Sam’s Club and Costco request direct shipments from the product supplier. In addition, we are exploring several new sales channels. We currently are conducting a small scale business trial in which we sell our beverage product alongside other snacks in vending machines. We also commenced selling our twelve ounce lower calorie products in schools, in some cases through sales to purchasing cooperatives that represent multiple school districts, but also via the vending machine business trial.

During the quarter ended December 31, 2015, we determined the brand had sufficient scale, distribution and volume per point of distribution to test market expansion into (i) additional U.S. states, (ii) significant new regional chains, and (iii) national chains. To facilitate this expansion, we recruited Joseph Caramele, our Vice President of National Sales & Marketing. Mr. Caramele had spent the previous nine years working in national and chain account sales for Arizona Beverages USA, at which time he oversaw the regional and national chain account expansion. In 2016, Mr. Caramele’s responsibilities included building sales and distribution footprint throughout the Southeast, Midwest and eventually across the entire country. Additionally, Mr. Caramele is responsible for extending our sales outreach by developing broker relationships with companies such as SellEthics Marketing Inc. and JOH. These brokers were contracted to assist in the execution of company marketing plans (primarily at store level) and utilize networks to accelerate national expansion efforts.

As part of our marketing efforts, we commonly use store demos, as we have found a positive correlation between demos and sales especially at the introduction phase in new stores. We expect to continue using store demos in order to increase brand awareness and sales as we continue to expand into new markets. We also use co-op advertising (advertisements by retailers that include the specific mention of manufacturers, who, in turn, repay the retailers for all or part of the cost of the advertisement) and special promotions, together with its retail partners, so as to complement other marketing efforts towards brand awareness.

We also seek to expand our product line. From time to time, we explore and test market potential of new NARTD products that may, in the future, contribute to our operating performance. We expect that the introduction of The Original Long Island Brand™ Lemonade, with nine different flavors, will be able to attract a new market segment of beverage drinkers. We expect that our ALO Juice brand product will sit alongside our flagship Long Island Brand tea. We are committed to building the ALO Juice brand and expanding its distribution. To accomplish our long-term growth strategy for this brand, we entered into an agreement to acquire the intellectual property related to this product. We expect to close this agreement by April 2017. We also may consider exploring our strategic acquisitions from time to time, although this is not a primary business focus.

Manufacturing and Raw Materials

Long Island Iced Tea® and Long Island Brand™ Lemonade are currently produced by Brooklyn Bottling Group, Wayne County Foods, Inc., Polar Corp., and LiDestri Spirits, all of which are established co-packing companies with reputable quality control. We intend to identify additional co-packers in the U.S. and other countries to support the continued growth of the brand. ALO Juice is purchased as a finished product from a third party supplier in South Korea.

The principal raw materials we use in our iced tea and lemonade business are bottles, caps, labels, packaging materials, tea essence and tea base, lemonade base, sugar, natural flavors and other sweeteners, juice, electricity, fuel and water. Our principal suppliers for the year ended December 31, 2016, were Zuckerman-Honickman, Inc. (bottles) and Allen Flavors, Inc. (natural flavors) who, together with Lidestri Spirits (copacker), accounted for 46% of our purchases of inventory and copacking fees. In addition, 23% of our purchases were related to the purchase of finished bottled ALO Juice, which is purchased from suppliers located in South Korea. Our principal iced tea suppliers for the year ended December 31, 2015 were Zuckerman-Honickman, Inc. (bottles), Dominos Food, Inc. (sugar) and Allen Flavors, Inc. (natural flavors) who, together with Union Beverage Packers LLC (copacker), accounted for 80% of our purchases of raw materials inventory and copacking fees.

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

Our Customers

We sell our products to a mix of independent mid-to-large size beverage distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the New York, New Jersey, Connecticut and Pennsylvania markets. We have also begun expansion into other geographic markets, such as Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island, North Carolina, South Carolina and parts of the Midwest. Our products are currently available in twenty three states that have a cumulative population of 100 million. While we primarily sell our products indirectly through distributors, at times we sell directly to the retail outlets and we may sell to certain retail outlets both directly and indirectly through distributors. We also sell our products directly to the distribution facilities of some of our retailers and through “road shows,” which are temporary installations at retail outlets staffed by our employees or contractors.

For the year ended December 31, 2016, our top customers, Seba Distribution LLC and Garden Foods, accounted for 20% and 11% of the Company’s net sales, respectively. For the year ended December 31, 2015, one customer, Wakefern Food Corp., accounted for 10% of net sales.

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

Management

Our management team consists of persons with substantial experience in the beverage industry. Philip Thomas, our Chief Executive Officer and LIBB’s co-founder, has over 16 years of beverage experience. Julian Davidson, our Executive Chairman, has over 25 years of experience in the beverage industry, including most recently serving as Chief Executive Officer of Independent Liquor NZ’s businesses in New Zealand, the U.S. and Canada. Independent Liquor NZ is a manufacturer and distributor of pre-mixed ARTD beverages, as well as having beer, spirit and cider portfolios. Richard Allen, our Chief Financial Officer, has over 30 years of experience in the beverage and food industries, including roles at Beverage Innovations, Cadbury Schweppes and Snapple. Joseph Caramele, our Vice President of National Sales & Marketing, has substantial experience in the beverage industry, having spent the past nine years at Arizona Beverages USA, most recently as Executive National Sales Director for the past five years. As Executive National Sales Director, he managed a team of 85 individuals and portfolio of over 100 accounts with annual retail sales estimated to be over $850 million. We intend to expand our current management and recruit other skilled officers and employees with experience relevant to our business focus as needed.

Operations and Assets

We currently use co-packing companies, Brooklyn Bottling Group, Wayne County Foods, Inc., Polar Corp., and LiDestri Spirits to manufacture Long Island Iced Tea® and Long Island Brand™ Lemonade. The product is shipped directly to distributors or retailers as well as to our warehouse in Hicksville, NY or our other storage facilities prior to delivery to sales partners. Principal assets include vehicles to support the marketing of the brand and to transport the product, as well as storage equipment for the warehouse. Our principal assets also include display equipment such as vending machines, refrigerators and racks. This equipment is strategically placed at retail locations in order to market our product line.

We purchase our aloe juice product through a third party supplier in its finished form. There are no current operations or assets; however, after the close of the asset purchase agreement we will acquire only the intellectual property to produce ALO Juice including tradenames, formulas, and recipes.

Seasonality

The beverage market is subject to some seasonal variations. As the iced tea beverage segment, including Long Island Iced Tea®, experiences its highest levels of demand during the warm spring and summer months, cold or rainy weather during this time may have a short-term impact on customer demand and therefore result in lower sales.

Competition

The beverage industry is extremely competitive. Long Island Iced Tea is competing with a wide range of beverages that are produced by a large number of manufacturers. Most of these brands have enjoyed broad public recognition for many years, accomplished through continuous and well-funded marketing campaigns. We will compete with all types of beverages, both CSDs and non-CSDs, facing higher competition from direct product competitors in the NARTD tea market. Key direct competitors are Arizona Beverage Company, Unilever, Dr. Pepper Snapple Group, Inc. and Nestle SA. In order to be able to compete successfully in the industry, we have to distinguish our products in price and in taste and flavor, and offer attractive promotions to customers and appealing packaging. Moreover, we will have to well position the brand with targeted sales and marketing campaigns.

The aloe juice business is a fast growing industry as consumer demand grows for a “better-for-you” beverage that has healthy benefits and is great tasting. The aloe juice segment is projected to experience high growth worldwide for the foreseeable future and there will be opportunities for new entrances in the market. The presence of small and large vendors makes the global aloe vera-based drinks market extremely fragmented. Intense competition prevails in the market in terms of price, quality, innovation, reputation, and distribution. Key direct competitors that provide a high quality aloe juice product are OKF Aloe King, Alo Farms, Forever Living Products, and Houssy Global.

Intellectual Property

“Long Island Iced Tea” is a trademark of ours. We currently have federal registration of the trademark “Long Island Iced Tea” and are pursuing such registration of the trademark “The Original Long Island Brand.” We intend to seek registration of such trademarks in other countries as well. In addition, we are seeking or plan to seek a number of other trademarks for tag lines and product designs.

We filed applications with the USPTO for the registration of the trademark “Long Island Brand Iced Tea” on August 28, 2012 and subsequently for the registration of the trademark “Long Island Iced Tea” on July 23, 2013. Both applications encountered resistance to registration as a result of the existence of the mark “Long Island” for “iced tea.” We determined that the mark “Long Island” for “iced tea” was abandoned. As a result we filed a petition to cancel the registration on this ground. In January 2015, the petition was granted and the mark was cancelled. Accordingly, we petitioned for the mark “Long Island Iced Tea” to be placed on the supplemental register. On April 19, 2016, the USPTO registered the mark “Long Island Iced Tea” (Registration No. 4,943,056) on the supplemental register. Registration on the supplemental register allows the use of the “®” symbol, blocks later filed applications for confusingly similar marks, and allows us to sue infringers in federal court which has well-settled case law and standards. Notwithstanding the foregoing, the supplemental register does not provide all the protection of a registration on the principal register. At this time, the mark is not “incontestable” and we may be open to claims of others contesting the trademark.

In addition, we have filed trademark applications for “The Original Long Island Brand” as a standard character mark and as a stylized mark, which are pending before the USPTO. In each case, the application is for use of the trademark with iced tea, tea based products, juices, water, beverages and other similar products. “The Original Long Island Brand” standard character trademark has been in use in commerce by us since at least as early as February 29, 2012. We also plan to file for stylized marks protecting certain other tag lines and product designs. With respect to the pending trademark applications for “The Original Long Island Brand” (standard character mark and stylized mark), the USPTO has made an initial determination that both marks are geographically descriptive. This determination is refutable and the USPTO has afforded the company the opportunity to produce evidence to establish that the marks have become distinctive of the goods in commerce. Similar issues, or other issues, also may arise in connection with the other marks for which we are seeking registration or intend to seek registration. Registration of these marks will allow us to utilize the “®” symbol to notify others that our marks are federally registered and allow us to enforce these marks in federal court, among other benefits. There can be no assurance, however, that the USPTO will approve these applications.

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

Research and Development

We have incurred approximately $47,067 and $13,333 to research opportunities related to new product initiatives. These costs were reflected in research and development expense for the years ended December 31, 2016 and 2015, respectively.

Employees

At December 31, 2016, we had 19 full time employees and 1 part time employee. We also engaged the services of independent contractors to assist our management team in developing our product offerings.

Additional Information

We file or furnish reports, proxy statements and other information with the Securities and Exchange Commission (the ” SEC ”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Such reports, proxy statements and other information filed by us with the SEC are available free of charge on our website at www.longislandicedtea.com. The public also may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains such reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also make copies of these reports, proxy statements and other information available, free of charge through our website at http://www.longislandicedtea.com. The contents of these websites are not incorporated into this filing. Further, any references to website URLs in this Form 10-K are intended to be inactive textual references only.

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

Our industry is highly competitive. We compete with multinational corporations with significant financial resources, including Dr. Pepper Snapple Group, Inc. and Arizona Beverage Company. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. We also compete against a variety of smaller, regional and private label manufacturers. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. These generic or store-branded products may be a less expensive option for consumers than our products making it more difficult to sell our product. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

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

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability or negatively affect our operating results. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. For more information, see the item “Legal Proceedings” in this annual report on 10-K

Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

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

A deterioration of global economic conditions may adversely affect our industry, business and result of operations.

Disruptions in the global credit and financial markets and in economic conditions generally may include diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate and uncertainty about economic stability. Such disruptions may affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, manufacturers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of disruptions in the credit and financial markets and adverse global economic conditions.

Our sales growth is dependent upon maintaining our relationships with existing distributors and retailers and the loss of any one such distributor or retailer could materially adversely affect our business and financial performance.

Certain retailers that we service primarily through our distributors make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. We also sell directly to certain retail accounts and to the distribution facilities of such retailers. Some retailers also offer their own private label products that compete with some of our brands. For the year ended December 31, 2016, two customers, Seba Distribution LLC and Garden Foods accounted for 20% and 11% of our net sales, respectively. For the year ended December 31, 2015, one customer, Wakefern Food Corp., accounted for 10% of net sales. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

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

We have developed a gallon product line in which our gross margins are minimal, and therefore may not generate sufficient revenues or other benefits to justify its introduction. In addition, the gallon product line may divert sales from our higher margin 20oz product line, which would adversely affect our business.

In May 2015, we developed a gallon product line featuring five of our existing flavors. Our gross margins on this product line are minimal. Accordingly, this product line may not generate sufficient revenues or other benefits to justify its introduction. In addition, to the extent distributors choose to carry the gallon product line instead of our higher margin 20oz product line, it may negatively affect our operating results, specifically our gross margin. Although we believe the gallon size has a different function and manner of consumption, consumers may choose to purchase the gallon size instead of the 20oz size, because the gallon size offers a better per ounce value. This would result in an overall lower gross margin for our business.

We do not have registered ownership of certain of our trade names and our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

We possess intellectual property that is important to our business. This intellectual property includes our logo, trademarks for “Long Island Iced Tea” and “The Original Long Island Brand,” various other trademarks, copyrights, patents, ingredient formulas, business processes and other trade secrets. However, we do not currently have registered ownership of the trademark “The Original Long Island Brand” and do not have registered ownership on the principal register of the trademark “Long Island Iced Tea” as described below. We and third parties, including competitors, could come into conflict over intellectual property rights. Litigation could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. Our business is also highly dependent upon our distribution rights. If we are unable to protect our intellectual property rights, including the right to our trade name and logo, our brands, products and business could be harmed and could have a material adverse effect on our business and financial performance.

On April 19, 2016, the United States Patent and Trademark Officer, or the “USPTO,” registered our mark “Long Island Iced Tea” (Registration No. 4,943,056) on the supplemental register. Registration on the supplemental register allows the use of the “®” symbol, blocks later filed applications for confusingly similar marks, and allows us to sue infringers in federal court, which has well-settled case law and standards. Notwithstanding the foregoing, the supplemental register does not provide all the protection of a registration on the principal register. As with any other registered mark, we may be open to claims of others contesting the trademark.

In addition, we have filed trademark applications for “The Original Long Island Brand” as a standard character mark and as a stylized mark, which applications are pending review by the USPTO. The applications are for use of the trademarks with iced tea, tea based products, juices, water, beverages and other similar products. We also plan to file for stylized marks protecting certain other tag lines and product designs. With respect to the pending trademark applications for “The Original Long Island Brand” (standard character mark and stylized mark), the USPTO has made an initial determination that both marks are geographically descriptive. This determination is refutable and the USPTO has afforded us the opportunity to produce evidence to establish that the marks have become distinctive of the goods in commerce. There can be no assurance that the USPTO will approve these applications.

If we incur substantial debt, it could adversely affect our liquidity and results of operations.

As of December 31, 2016, we had approximately $1,385,775 of total indebtedness, consisting principally of a draw of $1,280,275 on a fully collateralized line of credit that we maintain. In addition, we may obtain up to a maximum of $3,500,000 in advances under the Credit Agreement, subject to the terms and conditions of the Credit Agreement, including a requirement that we obtain prior approval of Brentwood for each advance. While our existing level of debt is not substantial and we may pay interest that accrues on any future loans under the Credit Agreement by capitalizing the interest and adding it to the principal balance of such loans, we may incur significant indebtedness in the future, including through advances under the Credit Agreement, and we may not be able to generate sufficient cash to service such debt as cash payments become due. If new debt and/or new credit sources are added to our existing debt and credit sources, the related risks for us could intensify.

If we incur substantial debt, it could have important consequences. In particular, it could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures and other general corporate purposes;

●	limit, along with the restrictive covenants of our indebtedness, among other things, our ability to borrow additional funds;

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, if we are unable to make payments as they come due or comply with the restrictions and covenants in the Credit Agreement or any other agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the Credit Agreement or such other agreements, including pursuant to any cross-default provisions of such agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders under the Credit Agreement could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the Credit Agreement or obtain needed waivers on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

The loss of the services of our key personnel could negatively affect our business, as could our inability to attract and retain qualified management, sales and technical personnel as and when needed.

The execution of our business strategy depends largely on the continued efforts of our executive management, including Julian Davidson (our Executive Chairman), Philip Thomas (co-founder of LIBB and our Chief Executive Officer), Richard Allen (our Chief Financial Officer) and Peter Dydensborg (our Chief Operating Officer). As we have a limited operating history, we are highly dependent upon these individuals’ knowledge, experience and reputation within the industry. Any or all of these individuals may in the future choose to discontinue their employment with us. If so, we may not be able to find adequate replacements for them. Without their experience, expertise and reputation, our development efforts and future prospects would be substantially impaired. We have employment agreements in place with these individuals that include non-competition provisions.

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

The ability of our business to grow and compete depends on the availability of adequate capital. We currently have negative cash flows from operations due in part to lower gross margins and operating expenses to build out our infrastructure and fulfil our public company obligations. We expect that our working capital, proceeds from recent stock offerings, and the commitment for financing from certain stockholders will be sufficient to meet our net cash requirements through March 31, 2018. However, we may require additional capital in the future to finance our growth strategy or for other purposes. In such event, we cannot assure you that we will be able to obtain equity or debt financing on acceptable terms or at all. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

We are exploring entry into the alcoholic beverage industry. As we principally have been engaged in the production of NARTD teas, we have limited experience with developing, producing, marketing and distributing alcoholic beverages. Additionally, we will be exposed to significant operating costs associated with developing new products and entering a new sector of the beverage industry and will face new regulatory burdens, which could have an adverse impact on our business as well as place us at a disadvantage relative to more established alcoholic beverage market participants. Furthermore, the alcoholic beverage industry is highly competitive. We will compete with multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. In addition:

●	We may not be able to adequately distinguish our alcohol products from our non-alcohol products. Our inability to create the proper differentiation could result in customer confusion and could have adverse regulatory consequences.

●	We may not be able establish the proper infrastructure to support the supply chain from the manufacturing of the product to the ultimate purchase by the end consumer.

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

Risks Related to an Investment in Our Common Stock

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

Our common stock is listed on NASDAQ, but we cannot assure you that our common stock will continue to trade on this market or another national securities exchange. In addition, we are unable to predict whether an active trading market for our common stock will develop or will be sustained.

The trading price and trading volume of our common stock may be volatile.

The price and volume of our common stock may be volatile and subject to fluctuations. Our stock has traded at a low of $3.73 to a high of $12.55 in since January 1, 2016. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

●	general market and economic conditions and market trends, including in the beverage industry and the financial markets generally;

●	the political, economic and social situation in the U.S.;

●	actual or expected variations in operating results;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments;

●	adoption of new accounting standards affecting the industry in which we operate;

●	operations and stock performance of competitors;

●	litigation or governmental action involving or affecting us or our subsidiaries;

●	recruitment or departure of key personnel;

●	purchase or sales of blocks of our common stock; and

●	operating and stock performance of the companies that investors may consider to be comparable.

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

Our outstanding warrants and options will increase the number of shares outstanding and available for sale in the public markets, which may have an adverse effect on the market price of our common stock.

We presently have outstanding (i) stock options to purchase 862,964 shares of common stock at a weighted average exercise price of $4.77 per share held by certain of our executive officers, directors and employees, (ii) warrants to purchase up to 404,475 shares of common stock at an exercise price of $6.00 per share that were issued in the private placements described herein, (iii) warrants to purchase up to 34,573 shares of common stock at an exercise price of $4.50 per share that were issued to Network 1 and its designees as compensation for acting as the placement agent for such private placements, and (iv) warrants to purchase up to 31,522 shares of common stock at an exercise price of $4.50 per share that were issued to Network 1 and its designees as compensation for acting as the placement agent for the Public Offering, and (v) warrants to purchase up to 165,000 shares of common stock at an exercise price of $4.18 per share that were issued to a stockholder in consideration of a commitment to fund the Company. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings and/or it may have an adverse effect on the market price of our common stock. The market price of our common stock also may be adversely affected, if and to the extent the shares registered for resale pursuant to this prospectus are sold in the public markets.

The substantial number of shares that are eligible for sale pursuant to our resale registration statement could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future.

We have an effective registration statement registering the resale by certain of our stockholders of up to 4,348,889 shares of our common stock. Expectations that shares of our common stock may be sold by the selling stockholders could create an “overhang” that may adversely affect the market price for our common stock.

We cannot predict the effect on the market price of our common stock from time to time as a result of (i) sales by the stockholders of some or all of the 4,348,889 shares of our common stock under our resale registration statement, (ii) the availability of such shares of common stock for sale by the selling stockholders, or (iii) the perception that such shares may be offered for sale by the selling stockholders. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. Any sale, or perceived impending sale, of a substantial number of shares of our common stock could cause our stock price to fluctuate or decline.

We have the ability to issue additional shares of common stock and “blank check” preferred stock, which could affect the rights of holders of the common stock.

Our amended and restated certificate of incorporation allows our board of directors to issue 35,000,000 shares of common stock and 1,000,000 shares of preferred stock and to set the terms of such preferred stock. We have 25,108,400 authorized but unissued shares of common stock available for issuance after appropriate reservation for our outstanding options and warrants. The issuance of additional common stock may dilute the economic and voting rights of our existing stockholders. In addition, the terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of the common stock.

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

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely, or may rely, on these exemptions. If some investors find our common stock less attractive as a result, the price of our common stock may be reduced, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

Obligations associated with being a public company require significant company resources and management attention, which may have a material adverse effect on our financial condition and results of operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and the other rules and regulations of the SEC, including the Sarbanes-Oxley Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources, make certain activities more time-consuming and cause us to incur significant legal, accounting and other expenses. In order to comply with these obligations, we may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, expand or outsource our internal audit function, and hire additional accounting and finance staff. Because our resources are limited compared to many public companies, these requirement may impose a disproportionate financial burden on us. Furthermore, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements and prevent us from focusing on executing our business strategy. In addition, if we are unable to comply with the financial reporting requirements and other rules that apply to reporting companies, the market price of our common stock could be adversely affected.

As an “emerging growth company” and a “smaller reporting company” we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and other scaled disclosure requirements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In general, we will remain an “emerging growth company” until December 31, 2020, although a variety of circumstances could cause us to lose that status earlier, and will remain a “smaller reporting company” for each fiscal year where our public float remains below $75 million as of the last day of the second fiscal quarter of the prior fiscal year. We intend to take advantage of some or all of these exemptions and reduced reporting requirements until we are no longer an “emerging growth company” and/or a “smaller reporting company,” at which time, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with these additional requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

Our principal office is located in a 5,000 square foot facility at 116 Charlotte Avenue, Hicksville, NY 11801. We also ship product to our warehouse at this facility. On June 6, 2014, we entered into a three-year lease with a two-year renewal option for this facility. The lease provided for annual base rent of $50,000 through June 30, 2015 and $51,500 through June 30, 2016, and provides for annual base rent of $53,045 through June 30, 2017. We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable to conduct our business.

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

Market Information

The historical trading price of our common stock includes the trading of Cullen common stock from prior to the consummation of the Business Combination with Cullen and LIBB. Since July 29, 2016, our common stock has been listed on the Nasdaq Capital Market under the symbol “LTEA”. Prior to July 29, 2016, our common stock was quoted on the over-the-counter markets, as follows: from October 1, 2015 to July 29, 2016, on the OTCQB under the symbol “LTEA”; from July 27, 2015 to October 1, 2015, on the OTCBB under the symbol “LTEA”; and from June 1, 2015 (the effective date of the Business Combination for market trading purposes) to July 27, 2015, on the OTCBB under the symbol “OLIC.” Prior to June 1, 2015, Cullen’s common stock was quoted on the OTCBB under the symbol “CAGZ.” All historical trading prices have been adjusted to reflect the effective 15-to-1 reverse stock split that occurred as a result of the exchange ratio under the Merger Agreement, which provided for Cullen stockholders to receive one share of our common stock for every 15 shares of Cullen common stock held by them immediately prior to the Business Combination. The following table sets forth the range of high and low sales prices for the applicable period on a post-split basis.

	Common Stock
	High ($)	Low ($)
Fiscal Year Ended December 31, 2017:
First Quarter*	$4.32	$3.76
Fiscal Year Ended December 31, 2016:
Fourth Quarter	$5.91	$3.73
Third Quarter	8.39	4.00
Second Quarter	12.55	6.81
First Quarter	10.70	3.99
Fiscal Year Ended December 31, 2015:
Fourth Quarter	$9.75	$3.35
Third Quarter	10.00	6.95
Second Quarter**	11.25	1.00
First Quarter	15.00	2.85

*	Through March 27, 2017.
**	We consummated the Business Combination with Cullen and LIBB on May 27, 2015, which became effective for market trading purposes on June 1, 2015.

Holders

As of March 27, 2017, there were 8,393,066 shares of our common stock outstanding. Our shares of common stock are held by approximately 122 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of banks, brokers and other nominees.

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

Unregistered Sales of Equity Securities

During the fiscal quarter ended December 31, 2016, we issued 38,500 shares of our common stock to certain vendors of ours in consideration of services rendered. The shares were issued in private placements pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium NARTD beverages. We are currently organized around our flagship iced tea product, under the brand Long Island Iced Tea®. The Long Island Iced Tea name for a cocktail originated in Long Island in the 1970’s, and its national recognition is such that it is ranked as the fourth most popular cocktail in restaurants and bars in the U.S. (Source: Nielsen CGA, On-Premise Consumer Survey, 2016). Our premium NARTD tea is made from a proprietary recipe and with quality components. Long Island Iced Tea ® is sold in 27 states across the U.S., primarily on the East Coast, through a network of national and regional retail chains and distributors.

Since February 2016, we have been engaged in the aloe juice business, under the brand ALO Juice. ALO Juice is a NARTD functional beverage made from juice derived from the aloe plant known as aloe vera. ALO Juice sources its aloe plants from harvests in Thailand. The plants are exported from there to South Korea where they are processed in a unique whole leaf manner to ensure the nutritional and health benefits are maintained from the plant all the way through to the bottling process.

On March 14, 2017, we announced the expansion of our brand with the launch of The Original Long Island Brand™ Lemonade. This lemonade is a NARTD functional beverage made from a proprietary recipe with quality components.

Our mission is to provide consumers with “better-for-you” premium beverages offered at an affordable price.

We aspire to be a market leader in the development of beverages that are convenient and appealing to consumers. There are two major target markets for our beverages: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from options perceived as less healthy such as CSDs towards alternative beverages such as iced tea.

We continually seek to expand our product line. We are exploring entry into the $222 billion U.S. alcohol industry, with the hope to establish ourselves as a multi-product alcoholic and non-alcoholic beverage company.

We also continually seek to better develop emerging markets, as well as expand our overall geographic footprint. We entered into new business arrangements involving international specialists contracted to (i) identify new market opportunities and (ii) assist in the overall management of our international expansion efforts. During 2016, the company announced new distributorships in Columbia, Honduras, Dominican Republic, St Martin and Bermuda. We also worked alongside new distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets. New developments included (i) new retail partnerships opened with supermarket chains such as Pueblos and Supermax in Puerto Rico, (ii) our first shipment to Canada in November 2016, and (iii) multiple reorders received from the South Korean distributor.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Highlights

We generate income through the sale of our NARTD beverage. The following are highlights of our operating results for the years ended December 31, 2016 and 2015:

•	Net sales. During the year ended December 31, 2016, we had net sales of $4,558,030, representing an increase of $2,658,800 over the year ended December 31, 2015. The increase is due to a combination of brand momentum and an increase in distribution, including $1,054,990 in sales of our new aloe juice products. The increase was also bolstered by an increase of $891,665 in the sale of our iced tea in gallon containers, which helped us to gain incremental distribution and shelf space in target retail outlets.

•	Margin. Our margin decreased by 11% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. There were two primary reasons for the decreased margins during the year ended December 31, 2016. The first reason for the decrease was due to the fact that, beginning May 2015, we introduced and are selling five of our iced tea flavors in gallon containers. Sales of our gallon containers have and continue to be sold below their cost in order to drive expanded distribution and brand visibility to consumers on retail store shelves. As a result, during the year ended December 31, 2016 our negative margin on the sale of iced tea gallon containers was $299,671 as compared to a negative margin of $21,669 for the year ended December 31, 2015. The second reason for the decrease was that during 2015, we received a one-time cost reduction of approximately $120,000 from a supplier that did not reoccur in 2016. These negative factors were partially offset by the introduction of sales through vending machines and the aloe juice product line, which together have positively impacted our margins.

•	Operating expenses. During the year ended December 31, 2016, our operating expenses were $8,107,786, an increase of $4,712,467 as compared to the year ended December 31, 2015. The increases in operating expenses for the year ended December 31, 2016 related primarily to increased staffing costs as we build out our organization (including stock based compensation), increases in Advisory Board and Board of Directors fees, increases in legal, professional, consulting, and investor relations expenses and an increase in printing and filing fees, principally on account of the full year impact of being a public company.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2016, we have most significantly financed our business through the sale of equity interests. During the year ended December 31, 2016, our cash flows used in operations were $6,472,204 and our net cash provided by financing activities was $9,924,974. We had working capital of $3,518,886 as of December 31, 2016.

In order to execute our long-term growth strategy, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

●	We believe that using various marketing tools, which may result in significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

●	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

●	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue, which includes sales to retailers where there may be concentrations.

●	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months in the northeastern United States.

●	We are currently involved in litigation. Please refer to Item 3 of Part I of this Form 10-K. There are no assurances that there will be successful outcomes to these matters.

●	We developed a gallon product line featuring five of our existing flavors. The Company’s gallon product line has previously sold below cost. There are no assurance we will be successful in increasing margins on this product line.

●	We operate in highly competitive markets.

●	We are exploring potential opportunities to expand our business to include alcoholic beverages. This expansion may require a substantial investment of resources and management time, and there can be no assurances that our efforts will be successful.

●	Costs for our raw materials may increase substantially.

●	Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

●	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

●	We have a limited operating history.

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

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers. Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determined; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such revenue until such recognition criteria are met.

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

Accounts Receivable

The Company sells products to distributors and in certain cases directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Typically, accounts receivable have terms of net 30 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such accounts receivable until such recognition criteria are met.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea and ALO Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory at December 31, 2016 was finished goods inventory with a cost of approximately $320,000 that was delivered to a distributor, and is held in inventory until such revenue recognition criteria are met.

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

Results of Operations

Comparison of the years ended December 31, 2016 and December 31, 2015

	For the Years Ended December 31,
	2016	2015

Net sales	$4,558,030	$1,899,230
Cost of goods sold	4,239,317	1,556,140
Gross profit	318,713	343,090

Operating expenses:
General and administrative expenses	4,958,076	1,946,270
Selling and marketing expenses	3,149,710	1,449,049
Total operating expenses	8,107,786	3,395,319

Operating Loss	(7,789,073)	(3,052,229)

Other expenses:
Other expense	(3,593)	(3,327)
Interest expense	(1,066,969)	(124,713)
Loss on inducement	(1,587,954)	-

Net loss	$(10,447,589)	$(3,180,269)

Net Sales and Gross Profit

Net sales for the year ended December 31, 2016 increased by $2,658,800, or 140%, to $4,558,030 as compared to $1,899,230 for the year ended December 31, 2015. The increase is due to a combination of iced tea brand momentum and an increase in distribution. During the year ended December 31, 2016, our iced tea product distribution expanded into 11 additional states and into over 1,000 new retail outlets. The increase was also bolstered by the sale of the Company’s iced tea product line in gallon containers. Net sales of our iced tea product in gallons during the year ended December 31, 2016 increased by $891,665 and were $1,243,074 as compared to $351,409 for the year ended December 31, 2015. During 2016, we began selling our iced tea and other purchased products in vending machines. Vending machine sales were $185,285 during the 2016 year. During the first quarter of 2016, we began selling a line of aloe juice products realizing year one revenues of $1,054,990.

Gross profit decreased by $24,377, or 7%, to $318,713 for the year ended December 31, 2016 from $343,090 for the year ended December 31, 2015. Our gross profit percentage decreased to 7% for the year ended December 31, 2016 as compared to 18% for the year ended December 31, 2015. The decrease in gross profit percentage was due to (a) selling our gallon containers at or below costs to certain distributors in order to acquire more shelf space and consumer visibility for the brand; (b) an increase in costs to produce certain new package offerings for our 20oz product line; and (c) introductory pricing given to new customers on our 20oz product line during the year ended December 31, 2016.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 increased by $3,011,806, or 155%, to $4,958,076 as compared to $1,946,270 for the year ended December 31, 2015. This increase was principally the result of our efforts to build out our management and support team to support our growth, enhance our corporate governance and the effects of bearing public company costs for the full year of 2016. Specifically, our personnel costs increased by approximately $524,000 in connection with hiring our executive chairman, chief financial officer and other supporting personnel. We incurred an increase of approximately $1,013,585 in stock-based compensation costs, an increase of approximately $252,000 in costs in connection with the compensation of our Board of Directors and Advisory Board and an increase of approximately $520,000 in the costs of being a public company, consisting principally of legal, accounting, filing and related costs. The remainder of the cost increases primarily related to costs incurred in support of the expansion of business, including increases in rent and storage fees, insurance costs, website and internet costs and depreciation expense related to the purchase of vending machines in the fourth quarter of 2015.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2016 increased by $1,700,661, or 117%, to $3,149,710 as compared to $1,449,049 for the year ended December 31, 2015. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by approximately $250,568 in connection with the hiring of our vice president of national sales and marketing and other supporting personnel. We incurred an increase of $85,000 in stock-based compensation costs. Sales commissions paid to brokers increased by approximately $64,000 in support of new sales distribution. Our investor and public relations costs increased by $719,609, consisting of $513,940 in cash costs and $205,669 for stock-based compensation. We incurred an increase of approximately $127,596 in connection with our exploration of opportunities for expansion into the liquor industry. Freight out increased by $293,434 during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to increased volume as well as increased freight rates resulting from shipments from a storage facility located in Georgia.

Interest expense

Interest expense for the year ended December 31, 2016 increased by $942,256, or 756%, to $1,066,969 as compared to $124,713 for the year ended December 31, 2015. Interest expense for the year ended December 31, 2016, principally consisted of the amortization of deferred financing costs of $995,550 (including a $408,000 charge to proportionally reduce the deferred financing costs with the reduction of the credit facility) and interest of $72,226 in connection with the Brentwood line of credit.

Loss on induced conversion of credit facility and warrants

During the year ended December 31, 2016, the Company recorded a non-cash charge of $1,587,954 for an induced conversion of its credit facility and related warrants. No such charge was recorded during the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have most significantly financed our business through the sale of equity interests. We had working capital of $3,518,886 as of December 31, 2016. We believe that, as a result of proceeds from our recent common stock offerings, the commitment for financing from certain members of management and a stockholder and our working capital as of December 31, 2016 that our cash resources will be sufficient to fund our net cash requirements through March 31, 2018.

We also rely on debt to finance our business. The following table provides an overview of our borrowings as of December 31, 2016:

Description of Debt	Holder	Interest Rate	Balance at December 31, 2016
Line of Credit*	Brentwood LIIT Inc.	Prime Plus 7.5%	$-
UBS Credit Line	UBS Bank USA	LIBOR plus 2.5%	$1,280,275
Automobile loans	Various	3.59% to 10.74%	$29,026
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10%	$76,474

* On July 29, 2016, all outstanding principal and interest under the Brentwood line of credit was converted into 421,972 shares of common stock in connection with closing of the Offering. No further draws have been made under the line of credit.

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

Financing Activity

Line of Credit

On November 23, 2015, we entered into the Credit Agreement with LIBB and Brentwood. Brentwood is controlled by Eric Watson, who as of March 27, 2017 beneficially owned approximately 17.3% of our outstanding common stock. The Credit Agreement provided for a revolving Credit Facility in an initial available amount (the “Available Amount”) of up to $1,000,000, subject to increases as provided in the Credit Agreement, up to a maximum Facility Amount of $5,000,000. The loans under the Credit Agreement were evidenced by Brentwood.

The initial Available Amount available under the Credit Facility was advanced to us in two installments, the first $350,000 having been advanced on November 23, 2015 and the next $650,000 having been advanced on December 10, 2015. On March 17, 2016, Brentwood approved an increase of $500,000 in the Available Amount under the Credit Agreement and approved advances in the same amount. On March 24, 2016, an advance of $250,000 was received by the Company, and an additional advance of $250,000 was received during May 2016. The proceeds of the Credit Facility are to be used for the purposes disclosed in writing to Brentwood in connection with each advance. As of December 31, 2016 and December 31, 2015, the outstanding balance of the loans under the Credit Facility was $0 and $1,091,571, respectively.

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

Brentwood may elect to convert the outstanding principal and interest under Brentwood into shares of our common stock at a conversion price of $4.00 per share. The conversion price and the shares of common stock or other property issuable upon conversion of the principal and interest are subject to adjustment in the event of any stock split, stock combination, stock dividend or reclassification of our common stock, or in the event of a fundamental transaction.

In addition, in connection with the establishment of the Credit Facility, we issued the Brentwood Warrant to Brentwood. The Brentwood Warrant entitled the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50 and included a cashless exercise provision.

In connection with the closing of the Offering, we completed the Recapitalization with Brentwood. Pursuant to the Recapitalization, all of the outstanding principal and interest under Brentwood was converted into 421,972 shares of common stock. Upon closing of the Offering, pursuant to the recapitalization, the Brentwood Warrant was exchanged 486,111 shares of common stock. As of December 31, 2016, the principal amount of loans outstanding was $0. In connection with the recapitalization the Facility Amount was reduced to $3,500,000. Any amounts drawn from the Facility Amount require Brentwood’s approval.

These shares were registered for resale under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-213875), which was declared effective by the SEC on January 31, 2017.

Magnum Vending Corp

On November 23, 2015, the Company entered into an expense reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines including machines which were purchase with an equipment loan. The total principal amount of the payments underlying the agreement upon the inception of the agreement was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer the vending machines to the Company. As of December 31, 2016 and 2015, the total principal amount of the payments underlying the agreement was $117,917 and $117,917, respectively and we had made cumulative principal and interest payments of $52,879 under the agreement.

Bass Properties and Ivory Castle

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

Commencing on November 23, 2015 and ending on March 14, 2016, we conducted a private placement of up to $3,000,000 of units (the “November Offering”) on a “best efforts” basis through a placement agent (the “Placement Agent”). As of December 31, 2015, we had sold an aggregate of 18,250 units for total gross proceeds of $73,000 in the private placement. From January 1, 2016 to March 14, 2016, we raised gross proceeds of $686,900, through the sale of 171,725 units at $4.00 per unit. The units consisted of one share of common stock (for an aggregate of 189,975 shares) and one warrant (for an aggregate of 189,975 warrants). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share, expiring on November 30, 2018.

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

July 2016 Offering

On July 28 and 29, 2016, we sold 1,270,156 Shares in the July 2016 Offering. The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. On August 4, 2016, the July 2016 Offering was terminated. No further sales of shares were made in the July 2016 Offering.

UBS Line of Credit

On October 27, 2016, we entered into the UBS Credit Line with UBS. The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of December 31, 2016, the interest rate on the UBS Credit Line was 3.272%. The UBS Credit Line was collateralized by certain of our short-term investments. As of December 31, 2016, $1,280,275 was outstanding on the UBS Credit Line. We paid off the UBS Credit Line in full on January 18, 2017.

December 2016 Offering

On December 27, 2016, we consummated December 2016 Offering of 406,550 shares of our common stock, through Network 1 and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, with Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of approximately $1.4 million.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $6,472,204 for the year ended December 31, 2016 as compared to net cash used in operating activities of $2,957,176 for the year ended December 31, 2015. Cash used in operating activities for the year ended December 31, 2016 was primarily the result of a net loss of $10,447,589. The net loss was offset primarily by non-cash charges of $4,189,506, consisting principally of $1,175,672 of stock based compensation, $1,587,954 of loss on inducement and $995,549 of amortization of deferred financing costs. Cash used in operating activities increased on account of a $1,194,997 and $550,728 increase in accounts payable and accrued expenses, respectively, and decreased on account of a $1,456,596 increase in accounts receivable. Cash used in operating activities for the year ended December 31, 2015 was primarily the result of the net loss of $3,180,269.

Net cash used in investing activities

Net cash used in investing activities was $2,410,412 for the year ended December 31, 2016 as compared to $228,423 for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 was primarily due to our purchase of short-term investment securities of $2,419,767. Cash used in investing activities for the year ended December 31, 2015 pertained primarily to the purchase of display items, trucks, and automobiles during these periods.

Net cash provided by financing activities

Net cash provided by financing activities was $9,924,974 for the year ended December 31, 2016 as compared to net cash provided by financing activities of $2,994,627 for the year ended December 31, 2015. Cash flows from financing activities were primarily the result of $5,867,217 representing the proceeds from our July 2016 Public Offering, net of costs, $1,423,141 representing the proceeds from our December 2016 Offering, net of costs, $861,790 from the March and April 2016 sale of common stock and warrants, net of costs, $1,275,000 in proceeds from the collateralized UBS line of credit, and $500,000 in proceeds under the Credit Agreement with Brentwood. Net cash used in financing activities consisted of repayments of automobile loans and equipment of $27,069 and $36,630, respectively. During the year ended December 31, 2015, and prior to the Business Combination, we received additional proceeds of $250,000 from a loan from Cullen. Upon the consummation of the Business Combination, we received $120,841 in cash from Cullen. In addition, LIBB received loans totaling $550,000 from two of our stockholders, Bass Properties and Ivory Castle. These loans, together with accrued interest, were converted into 138,979 shares of Company common stock. In addition, the Company received net proceeds of $568,468 through the issuance of 142,636 shares of common stock. In addition, the Company received net proceeds of $588,492 through the issuance of common stock and warrants during the year ended December 31, 2015. In addition, the Company raised $1,000,000 from the proceeds from its line of credit with the Lender which were offset by cash paid for deferred financing costs of $60,445. These proceeds were offset by repayments of the Company’s automobile loans and equipment loans of $22,729.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2016 due to a material weakness in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weakness described below.

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

●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.

The Company is evaluating this weakness to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weakness in its internal control over financial reporting.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, the Company hired a full-time Controller. In connection with this hire, the Company has made improvements in routinization of its closing process that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s directors and executive officers are as follows:

Name	Age	Position
Julian Davidson	52	Executive Chairman
Philip J. Thomas	41	Chief Executive Officer and Director
Tom Cardella	62	Director
Edward Hanson	41	Director
Kerry Kennedy	57	Director
Richard Y. Roberts	65	Director
Paul N. Vassilakos	40	Director
Richard B. Allen	62	Chief Financial Officer
Peter Dydensborg	57	Chief Operating Officer

Julian Davidson has been the Company’s Executive Chairman since June 2016 and a consultant to the Company since June 2015. Mr. Davidson has also served on the board of Smartfoods Limited, a privately held food manufacturing, marketing and distribution company, since May 2015. From October 2011 to June 2015, Mr. Davidson served on the board of the Lantern Hotel Group, an Australian Stock Exchange-listed company. From April 2009 to December 2014, Mr. Davidson was Chief Executive Officer of Independent Liquor (NZ) Limited. From February 2007 to April 2009, Mr. Davidson was Chief Financial Officer of Independent Liquor Group. From September 2006 to January 2007, Mr. Davidson acted as a consultant to a consortium of private equity investors who acquired Independent Liquor (NZ) Limited. From April 2005 to October 2006, Mr. Davidson formed and ran Consolidated Hotels and Taverns Limited, an investment company which purchased and operated a portfolio of hotels and taverns. From 1991 to 2005, Mr. Davidson held senior management and leadership roles in Lion Nathan, Australasia’s largest brewer, including as Managing Director of Lion Breweries (NZ) Limited from January 2002 to March 2005. Commencing September 2001, Mr. Davidson completed three months at Harvard Business School, graduating with a Program for Management Development (PMD) in December 2011. From March 1998 to September 2001, Mr. Davidson served as Managing Director of the Tooheys Brewery. From September 1996 to March 1998, Mr. Davidson acted as Finance Director for Lion Nathan Australia. From August 1995 to September 1996, Mr. Davidson worked at Pepsi Cola Bottlers Australia/New Zealand (a Lion Nathan/Pepsi Cola International JV) as Finance Director. From August 1992 to August 1995, he served as the Finance Director of the Swan Brewery in Western Australia. From August 1991 to August 1992, Mr. Davidson was the Lion Nathan Group Internal Audit Manager. From 1985 to 1991, Mr. Davidson worked as an auditor with Deloitte. Mr. Davidson’s tertiary education was at the Auckland Technical Institute (1983 – 1986). Mr. Davidson is a Chartered Accountant (NZ). The Company believes Mr. Davidson’s contacts and past business experience in the U.S. and global beverage industry make him well suited to serve as a member of the Board.

Philip J. Thomas has served as the Company’s Chief Executive Officer and as member of the Board since the consummation of the Business Combination on May 27, 2015. Mr. Thomas also served as the Company’s Chairman of the Board from May 2015 until June 2016. Mr. Thomas also has served as the Chief Executive Officer of LIBB since its formation in February 2011 and previously served as the Managing Member and a member of the board of managers of LIBB from February 2011 until May 2015. Since 2005, Mr. Thomas has also served as President of Capital Link LLC, a nationally recognized ATM processing network that he founded. Capital Link partnered with, among others, WSFS Bank (NASAQ: WSFS), Cash Connect, RBSWorldPay (RBS) and Switch Commerce, and these parties, in the aggregate, fund over 13,000 ATMs in all 50 states with over $8 billion annually. From 2008 to November 2010, he served as Chief Executive Officer of KarbonEx Corp, a company he founded dedicated to creating innovative, market driven solutions to address climate change and resolve the way businesses impact the environment. Prior to this, Mr. Thomas revitalized his family’s 45 year old food and beverage distribution business, Magnum Enterprises, by creating strategic partnerships with Coca-Cola, Vitamin Water and Kelloggs. Mr. Thomas began his career in 1998 while attending college at James Madison University where he created Highlawn Restaurant & Lounge, which he sold in 2001. Mr. Thomas received a B.S. from James Madison University, where he was a Division I GTE scholar athlete. The Company believes Mr. Thomas’ business experience in the beverage industry makes him well suited to serve as a member of the Board.

Tom Cardella has served as a member of the Board since April 2016. Mr. Cardella is the founder of Cardella & Associates LLC and is a beverage industry consultant. Prior to founding Cardella & Associates in February 2015, Mr. Cardella was the President and Chief Executive Officer of Tenth and Blake Beer Company, a division of MillerCoors, from June 2010 to January 2015. He also served as President Eastern Division for MillerCoors from June 2008 to June 2010, where he was responsible for all commercial operations in the eastern half of the United States. Prior to the merger with Coors, Mr. Cardella was Executive Vice President of Sales and Distribution for Miller Brewing Company from May 2006 to June 2008. From August 2005 through April 2006, he held the position of Senior Vice President of Market Development and Import Brands with Miller. Prior to rejoining the Miller Brewing Company in August 2005, Mr. Cardella spent nearly a decade at InBev where he held several senior-level positions, including U.S. Vice President of Sales from September 2004 through August 2005, Chief Executive Officer of Beck’s North America from June 2003 through August 2004, Vice President of Strategy for FEMSA Cerveza in Monterey, Mexico (joint venture of InBev/Femsa) from January 2001 through May 2003, and Vice President of Marketing at Labatt USA from January 1996 through December 2000. Mr. Cardella spent the earlier years of his career with Miller Brewing Co. from 1978 through 1995 in various sales and marketing positions. Mr. Cardella has served on the board of directors of the Green Bay Packers since July 2010, the United Way of Greater Milwaukee since March 2010 and the Marcus Center for Performing Arts since July 2012. He also has served on the board of directors for the North American Brewing Company (parent company is FIFCO, San Jose, Costa Rica) since January 2016. Mr. Cardella received a B.A. from the State University of New York College at Geneseo and completed the Advanced Management Program at Harvard Business School in 2000. The Company believes Mr. Cardella’s contacts and past business experience in the beverage industry make him well suited to serve as a member of the Board.

Edward Hanson has been a member of the Board since the consummation of the Business Combination on May 27, 2015. Mr. Hanson also has been a member of Cullen’s board of directors since October 2009. Mr. Hanson has served as a principal of Global Partners Fund, a private equity fund investing in asset backed businesses, since 2009. Prior to this, he was a director of Babcock & Brown (UK) Ltd. Babcock & Brown was a principal investment firm headquartered in Sydney and Mr. Hanson worked in the London office from 1997 to 2009. He focused on Private Equity and Real Estate. Mr. Hanson received a Bachelor of Commerce from the University of Auckland in New Zealand. The Company believes Mr. Hanson’s business experience and contacts and relationships make him well suited to serve as a member of the Board.

Kerry Kennedy has been a member of the Board since the consummation of the Business Combination on May 27, 2015. Ms. Kennedy also has been a member of Cullen’s board of directors since October 2009. She is an American human rights activist and writer. Since April 1988, she has worked at the Robert F. Kennedy Human Rights and acted as its executive director and currently its president. Ms. Kennedy was the chair of the Amnesty International Leadership Council from January 1999 to 2010. She was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009, a director of Triplecrown Acquisition Corp. (a predecessor of the Company) (“Triplecrown”) from June 2007 to October 2009 and a director of Home Loan Servicing Solutions, Ltd. from October 2011 to December 2015. She also served on the board of directors of the International Center for Ethics, Justice and Public Life at Brandeis University. She has served on the board of Aptus Health since 2014. She also serves on the boards of directors of the United States Institute of Peace, a Senate confirmed position, and Human Rights First. Ms. Kennedy received a B.A. from Brown University in 1982 and an LLM from Boston College Law School in 1987. The Company believes Ms. Kennedy’s contacts and philanthropic work make her well suited to serve as a member of the Board.

Richard Y. Roberts has been a member of the Board since the consummation of the Business Combination on May 27, 2015. Mr. Roberts also has been a member of Cullen’s board of directors since October 2009. In March 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the SEC, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. Since leaving the SEC, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Mr. Roberts was a director of Red Mountain Resources, Inc., an oil and natural gas exploration public company, from October 2011 until February 2016. He was a director of Nyfix, Inc. from September 2005 to December 2009, Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University in 1973, a J.D. from the University of Alabama School of Law in 1976, and a Master of Laws from the George Washington University Law Center in 1981. The Company believes Mr. Roberts’ contacts and past business experience, including at the SEC, make him well suited to serve as a member of the Board.

Paul N. Vassilakos has served as a member of the Board since the Company’s inception. In addition, he served as the Company’s Chief Executive Officer from its inception until the consummation of the Business Combination on May 27, 2015. Mr. Vassilakos also has served as Cullen’s Chief Executive Officer and as a member of its board of directors since November 2013 and as Cullen’s assistant treasurer since October 2009. Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, in July 2007 and has served as its president since its formation. Mr. Vassilakos also founded and, since December 2006, has served as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos also previously served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos also served on the Boards of Directors of Cross Border Resources, Inc. (since April 2012) and Red Mountain Resources, Inc. (since October 2011), oil and natural gas exploration public companies, until February 2016. Mr. Vassilakos received a B.S. in finance from the Leonard N. Stern Undergraduate School of Business in 1998 and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 through February 2002. The Company believes Mr. Vassilakos’s extensive public company and capital markets experience, as well as his professional contacts and other business experience, make him well suited to serve on the Board.

Richard B. Allen has served as the Company’s Chief Financial Officer since June 2016. Mr. Allen previously worked for Beverage Innovations, an incubator beverage company, serving on its board of directors from July 2011 to November 2015 and serving as Chief Financial Officer from July 2011 to September 2012. Prior to Beverage Innovations he was a consultant to various beverage companies from 2007 to 2011. For over ten years Mr. Allen previously held various senior positions at Snapple and Cadbury Schweppes, who purchased Snapple in 2000 from Triarc Industries. He served as Senior Vice President of Business Development and Mergers and Acquisitions for Cadbury Schweppes Americas Beverages from 2006 to 2007. Mr. Allen also served as General Manager of Pacific Snapple Distributors from 2004 to 2005, Senior Vice President of Business Development and M&A for Snapple Distributors from 2003 to 2004 and Chief Financial Officer of Snapple Beverage Group from 1997 to 2003. Before joining Snapple, Mr. Allen worked for RJR Nabisco, previously Nabisco Brands and Standard Brands, from 1979 to 1996 in various audit, accounting and analytic positions culminating in Vice President and Corporate Assistant Controller. Mr. Allen began his career in public accounting with PriceWaterhouse Coopers from 1977 to 1979. Mr. Allen received a B.S. in Accounting from Lehigh University in 1977 and an MBA in Finance from Fairleigh Dickinson University in 1993. Mr. Allen is a Certified Public Accountant.

Peter Dydensborg has served as the Company’s Chief Operating Officer since the consummation of the Business Combination on May 27, 2015. Mr. Dydensborg also has served as Chief Operating Officer of LIBB since January 2014. From 2004 to January 2014, Mr. Dydensborg served as Director of Sales Off Premise for Phoenix Beverages New York, or “Phoenix.” Phoenix was the largest Heineken Beer distributor in the United States. During his ten year career with Phoenix, Mr. Dydensborg’s role was to create innovative market solutions in cooperation with national brewers to drive sales and market share. From 1994 to 2004, Mr. Dydensborg was with The Keebler Company which was later acquired by the Kellogg Company. While with these companies, Mr. Dydensborg was promoted into several roles throughout the east coast, including managing the Metro New York Zone Market (sales and operations) and restoring the Atlanta Zone market (which included Florida and Alabama). Prior to this, Mr. Dydensborg was with CPC International (which sold products such as Arnold Bread and Thomas English Muffins) in an Account Management Role. He managed several leading retailers in the metro New York market in this position. Mr. Dydensborg started he career in 1987 in sales management with the New York Coca Cola Bottling company in the New Jersey market. Mr. Dydensborg received a B.B.A. in Management from Georgia State University and was a member of the Georgia State Soccer team in the SEC conference.

Strategic Advisory Board

The Company has a strategic advisory board that assists its management in exploring business opportunities. The Company’s strategic advisory board is distinct from the Board. Individual members of the strategic advisory board regularly provide the Company with advice on product development and business opportunities. The advisors meet weekly to discuss business objectives. The advisors have entered into confidentiality agreements with the Company and retain no intellectual property rights to the Company’s products. They are compensated for their time through awards of stock and annual cash fees. The current advisors are:

John Carson. Mr. Carson is Chairman of the Board of Intercontinental Beverage Capital Inc. (“ IBC “). He is former Chairman, Chief Executive Officer and President of several leading beverage companies including Marbo, Inc. and Triarc Beverages, both private equity backed corporations. As Chairman of Triarc Beverages (RC Cola), he led the acquisition and integration of Snapple Beverages and expanded business internationally by leading negotiations in China, Japan, Mexico, South America, Russia and Poland. Mr. Carson led the sale of the entire beverage portfolio of Triarc to Cadbury Schweppes, generating a significant return for investors. He is former President of Cadbury Schweppes North America where he led the expansion of the Schweppes brand beyond mixers and into adult soft drinks. He also led the expansion of the Tampico brand throughout new markets, including Mexico, Brazil and the emerging U.S. Hispanic and African American markets. Mr. Carson is a Board Member of the National Soft Drink Association and Director of Water Source Inc.

Dan Holland. Mr. Holland is the former Chief Executive Officer of XXIV Karat Wines, which was founded in 2012 and offers the first gold infused sparkling wine. He is the former President and Chief Executive Officer of The Rising Beverage Co (Los Angeles, CA) and prior to that served as an adviser for First Beverage Group. Mr. Holland began his career at Mission Beverage, where he served as president for 15 years. During his tenure as President of Mission Beverage, Mr. Holland served on many distributor and supplier councils, which help companies such as Coors Brewing Co., Heineken, Guinness, Anheuser-Busch InBev and Glaceau, direct their business nationally and internationally.

Bert Moore. Mr. Moore is currently a managing partner at WiderLens, a high-end strategic brand consultancy. Prior to that, he was the CEO of StrawberryFrog NYC, one of the leading independent marketing agency networks in the world. Prior to joining StrawberryFrog, Mr. Moore was a partner and Chief Strategy Officer at Deutsch New York, as well as leading strategy and planning efforts on global businesses and new business efforts emanating out of North America for its parent Deutsch Inc., a multi-disciplinary marketing communications agency headquartered in New York City. Prior to joining Deutsche New York in 2011, Mr. Moore was the Global Chief Strategy Officer for Lowe & Partners, an international integrated marketing agency. At Lowe & Partners, he created one of the most effective strategy departments in advertising, winning EFFIES in over 50 markets around the world and enabling the agency to triple in size over seven years. He began his career in 1988 as a consultant for an offshoot of McKinsey. Mr. Moore has earned significant commercial and cultural experience having worked in most business sectors and in over 70 markets around the world. Some longstanding clients include; Aramark, Beam Inc, LG, Mahindra, Nike, Pernod Ricard, Reuters, Singapore Government, Unilever and Virgin. He has served on the boards of three global agencies; Burson Marsteller, Lowe+Partners and WeberShandwick. During his time in the UK, he sat on the commercial advisory boards of both The Prince’s Trust and National Society for the Prevention of Cruelty to Children.

David “Bump” Williams. Mr. Williams is the President and Chief Executive Officer of The BWC Company, a consulting company that works across the entire 6-tier network of beverages. Mr. Williams began his career at Procter & Gamble (“P&G”) where he developed a National Sales Program (Publishers Clearing House) that incorporated all P&G brands being merchandised across the United State with key national retailers. In 1986 he left P&G to head up Analytics and National Accounts at the A.C. Nielsen Company where he developed the industry’s first Beverage Vertical servicing a multitude of manufacturers, retailers and distributors. In 1994 he joined Information Resources, Inc. as the President of Global Consulting where he was responsible for the use of store-level data and consumer segmentation analyses that allowed the beverage industry to develop specific advertising, point of sale and new product launches at targeted consumers and specific demographic audiences. In 2008, Mr. Williams resigned his post at IRI and retired but has continued to provide consulting to several retailers to conduct analyses on the health of their beverage business and determine business plans and strategies designed to capitalize on changing consumer purchase behavior. He works on new product launches, pricing and promotion analytics, mergers and acquisitions, market expansion and strategic business planning. Mr. Williams serves on several boards of directors and advisors across the beverage alcohol and non-alcoholic beverage community.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Leadership Structure

The Board is divided into two classes, Class 1 and Class 2. The Class 1 directors will hold office until the annual meeting of directors to be held in 2018 and the Class 2 directors will hold office until the annual meeting of directors to be held in 2017. Thereafter, each director holds office until the second succeeding annual meeting of stockholders after his or her election, or until his or her death, resignation, removal or the earlier termination of his or her term of office. Edward Hanson, Kerry Kennedy and Richard Y. Roberts are the Class 1 directors and Julian Davidson, Philip Thomas, Paul Vassilakos and Tom Cardella are the Class 2 directors.

The Board has determined to keep the positions of chairman of the board and principal executive officer separate at this time. This permits the Company’s principal executive officer to concentrate his efforts on managing the Company’s business operations and development. This also allows the Company to maintain an independent chairman of the board who oversees, among other things, communications and relations between the Board and senior management, consideration by the Board of the Company’s strategies and policies and evaluation by the Board of the Company’s principal executive officer.

Independence of Directors

The Company’s common stock is listed on the Nasdaq Capital Market and the Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. Hanson, Roberts and Cardella and Ms. Kennedy is an independent director.

Board Role in Risk Oversight

The Board’s primary function is one of oversight. The Board as a whole works with the Company’s management team to promote and cultivate a corporate environment that incorporates enterprise-wide risk management into strategy and operations. Management periodically reports to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Each committee of the Board is responsible for the evaluation of elements of risk management based on the committee’s expertise and applicable regulatory requirements. In evaluating risk, the Board and its committees consider whether the Company’s programs adequately identify material risks in a timely manner and implement appropriately responsive risk management strategies throughout the organization. The audit committee focuses on assessing and mitigating financial risk, including risk related to internal controls, and receives at least quarterly reports from management on identified risk areas. In setting compensation, the compensation committee strives to create incentives that encourage behavior consistent with the Company’s business strategy, without encouraging undue risk-taking. The nominating committee considers areas of potential risk within corporate governance and compliance, such as management succession. Each of the committees reports regularly to the Board as a whole as to their findings with respect to the risks they are charged with assessing.

Board Meetings and Committees

The Board has three separately standing committees: the audit committee, the compensation committee and the nominating committee. Each committee is composed entirely of independent directors as determined in accordance with the rules of Nasdaq for directors generally, and where applicable, with the rules of Nasdaq for such committee. In addition, each committee has a written charter, a copy of which is available free of charge on the Company’s website at http://investors.longislandicedtea.com/charters.

Audit Committee

The audit committee consists of Tom Cardella, Edward Hanson and Richard Y. Roberts, each of whom is “independent” as defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards, with Mr. Hanson serving as chairman. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in the Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management the Company’s compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by the independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or reports which raise material issues regarding the Company’s financial statements or accounting policies; and

●	reviewing and approving any related party transactions the Company may enter into. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Company has determined that Edward Hanson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The compensation committee consists of Tom Cardella and Richard Y. Roberts, each of whom is an independent director, with Mr. Cardella serving as chairman. The principal functions of the compensation committee are:

●	evaluating the performance of the Company’s officers,

●	reviewing any compensation payable to the Company’s directors and officers,

●	preparing compensation committee reports, and

●	administering the issuance of any common stock or other equity awards granted to the Company’s officers and directors.

The compensation committee makes all decisions regarding executive officer compensation. The compensation committee periodically reviews the elements of compensation for the executive officers and, subject to any existing employment agreements, sets each element of compensation for the Chief Executive Officer and the other executive officers, including annual base salary, annual incentive bonus and equity compensation. The compensation committee also periodically reviews the terms of employment agreements with the executive officers, including in connection with any new hire or the expiration of any existing employment agreements. The compensation committee will consider the recommendations of the Executive Chairman and the Chief Executive Officer when determining compensation for the other executive officers. Executive officers do not determine any element or component of their own pay package or total compensation amount. The Chief Executive Officer has no role in determining and is not present for any discussions regarding his own compensation.

The compensation committee also reviews and approves the Company’s compensation plans, policies and programs and administers the Company’s equity incentive plans. In addition, the Executive Chairman, the Chief Executive Officer, the Chief Financial Officer and other members of management make recommendations to the compensation committee with regard to overall pay strategy including program designs, annual incentive design, and long-term incentive plan design for all employees. Management from time to time provides the compensation committee with market information and relevant data analysis as requested.

The compensation committee retains sole authority to engage compensation consultants, including determining the nature and scope of services and approving the amount of compensation for those services, and legal counsel or other advisors. The compensation committee assesses the independence of any consultants pursuant to the rules and regulations of the SEC and the listing standards of Nasdaq. The Company will provide for appropriate funding, as determined by the compensation committee, for payment of any such investigations or studies and the compensation to any consulting firm, legal counsel or other advisors retained by the compensation committee. The Company engaged a compensation consultant as part of its development of an overall compensation strategy and establishment of individual compensation arrangements during the fiscal year ended December 31, 2016.

Nominating Committee

The nominating committee consists of Edward Hanson and Kerry Kennedy, each of whom is an independent director under the Nasdaq listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The nominating committee will consider persons identified by its members, management, stockholders and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. Though the Board does not have specific guidelines on diversity, it is one of many criteria considered by the Board when evaluating candidates. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. The Company does not pay any fee to or otherwise engage any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

The nominating committee does not have a written policy or formal procedural requirements for stockholders to submit recommendations for director nominations. However, the nominating committee will consider recommendations from stockholders. Stockholders should communicate nominee suggestions directly to the nominating committee and accompany the recommendation with biographical details and a statement of support for the nominee. The suggested nominee must also provide a statement of consent to being considered for nomination. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

In addition, pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of December 31, 2014 and amended as of April 23, 2015, by and among the Company, Cullen, Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, LIBB and certain of the former members of LIBB, the parties to the agreement have agreed to take all necessary action so that Messrs. Thomas, Vassilakos, Hanson and Roberts and Ms. Kennedy are elected as directors through 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by the Company and written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that, during the fiscal year ended December 31, 2016 and thereafter, all reports required to be filed by the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities were filed on a timely basis, except that:

● Ivory Castle Limited did not timely file its Form 3;

● Vistra Asia Ltd. did not timely file its Form 3;

● Eric Watson did not timely file a Form 4 disclosing seven transactions (five purchase transactions for an aggregate of 1,712 shares of common stock and two sale transactions for an aggregate of 775 shares of common stock) that occurred during the period from June 2, 2015 to June 24, 2015;

● KA No. 2 Trustee Ltd. did not timely file its Form 3;

● Kerry Kennedy did not timely file a Form 4 disclosing one transaction (a grant of 8,956 shares of common stock) that occurred on January 26, 2016;

● Ivory Castle Limited did not timely file a Form 4 disclosing three transactions (two purchase transactions for an aggregate of 123,372 shares of common stock and 22,500 warrants and one sale transaction for an aggregate of 65,000 shares of common stock) that occurred between June 30, 2015 and January 20, 2016; and

● Ivory Castle Limited did not timely file a Form 4 disclosing one transaction (the sale of 77,000 shares of common stock) that occurred on May 2, 2016.

Code of Ethics

In May 2015, upon consummation of the Business Combination, the Board adopted a code of ethics that applies to the Company’s directors, officers and employees, including its Chief Executive Officer and Chief Financial Officer, as well to the directors, officers and employees of subsidiaries the Company has or may have in the future. The Company will provide a copy of its code of ethics, upon request of any person, without charge. Requests should be sent in writing to Long Island Iced Tea Corp., 116 Charlotte Avenue, Hicksville, New York 11801. The code of ethics also is available free of charge on the Company’s website at http://investors.longislandicedtea.com/committees-charters.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth all compensation of our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer (together, the “ Named Executive Officers “) for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary (S)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Julian Davidson(2)	2016	-	211,250	(6)	381,161	(7)	776,933	(9)	167,499	(14)	1,536,843
Executive Chairman	2015	-	-		-		-		-
Philip Thomas(3)	2016	150,484	-		-		-		27,155	(12)	177,639
Chief Executive Officer	2015	99,300	-		-		497,600	(10)	13,572	(12)	610,472
Richard Allen(4)	2016	100,538	-		181,582	(8)	-		19,500	(13)	301,610
Chief Financial Officer	2015	-	-		-		-		-		-
Peter Dydensborg(5)	2016	130,500	-		-		-		24,235	(12)	154,735
Chief Operating Officer	2015	135,808	-		-		364,909	(11)	21,211	(12)	521,928

(1)	Represents the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in Note 10 to our audited consolidated financial statements for the year ended December 31, 2016 contained herein.

(2)	The information in the table includes compensation to Mr. Davidson from June 6, 2016, which was the date he became the Executive Chairman of the Company, as well as fees paid to him prior to such date during 2016.

(3)	The information in the table includes compensation to Mr. Thomas from LIBB prior to the consummation of the Business Combination on May 27, 2015. Mr. Thomas became our Chief Executive Officer on such date.

(4)	Mr. Allen was hired by the Company on June 6, 2016.

(5)	The information in the table includes compensation paid to Mr. Dydensborg by LIBB prior to the consummation of the Business Combination on May 27, 2015. Mr. Dydensborg became our Chief Operating Officer on such date.

(6)	The bonus includes Mr. Davidson’s earned cash bonuses.

(7)	This amount includes 1,667 shares issued on July 29, 2016 as part of the June consulting agreement. This amount also includes 15,000 shares which were issued on October 4, 2016 as part of the amended consulting agreement on September 29, 2016. In addition, 52,635 shares were also issued on October 4, 2016 as part of the June consulting agreement. All shares were issued at $5.50.

43

(8)

The amount includes the aggregate grant date fair value of 8,333 shares of its common stock the Company will grant to Mr. Allen on May 31, 2017. The amount also includes shares which shall have fair market values equal to $50,000 which will be granted to Mr. Allen on each of May 31, 2018 and 2019. The amount includes the grant date fair value of shares issued to Mr. Allen as a consultant.

(9)

The amount excludes the fair value of 71,686 options which were issued in February 2017 upon the completion of raising $3,000,000. The amount includes the fair value of 286,744 options issued to Mr. Davidson on August 18, 2016.

(10)	This amount includes options granted to Mr. Thomas in connection with the Business Combination on May 27, 2015.

(11)	This amount includes options granted to Mr. Dydensborg in connection with the Business Combination on May 27, 2015.

(12)	This amount represents medical insurance and travel allowances paid to the officers by the Company.

(13)	This amount represents medical insurance and travel allowances as well as $7,500 which was paid to Mr. Allen in conjunction with his consulting agreement prior to becoming the Chief Financial Officer.

(14)	This amount includes consulting fees paid to Mr. Davidson during 2016 for his services as a consultant.

Compensation Arrangements

The Company’s compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Compensation Prior to the Business Combination

Paul N. Vassilakos served as Cullen’s sole executive officer during the period from January 1, 2015 to May 27, 2015, the date the Business Combination was consummated. Based on Cullen’s level of operations, financial condition and results of operations, Cullen’s board of directors, in consultation with its compensation committee, determined not to pay any compensation to Cullen’s officers during these periods. Mr. Vassilakos also served as the Company’s Chief Executive Officer from the Company’s inception through May 27, 2015. The Company did not pay him any compensation for such services.

Philip Thomas served as LIBB’s Chief Executive Officer during the period from January 1, 2015 to May 27, 2015, for which LIBB paid him $26,000 per year for such services. LIBB also reimbursed him for all out-of-pocket expenses he incurred on LIBB’s behalf.

Peter Dydensborg served as LIBB’s Chief Operating Officer during the period from January 1, 2015 to May 27, 2015, pursuant to a written employment agreement. Such agreement provided for Mr. Dydensborg to receive a base salary of $170,000 per year. Additionally, Mr. Dydensborg was entitled to an incentive bonus of not less than 15% of his base salary. The employment agreement with Mr. Dydensborg contained provisions for the protection of LIBB’s intellectual property and for non-compete restrictions during employment and in the event of termination (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from LIBB’s customers for a period of one year following termination).

Compensation after the Business Combination

Upon consummation of the Business Combination, Mr. Vassilakos resigned as the Company’s Chief Executive Officer. Messrs. Thomas and, Dydensborg and Meehan became the Company’s Chairman of the Board and Chief Executive Officer and, Chief Operating, respectively, and also retained their respective positions with LIBB.

In connection with the closing of the Business Combination, Messrs. Thomas and Dydensborg entered into new employment agreements with the Company to serve as the Company’s Chief Executive Officer and Chief Operating Officer, respectively. Each employment agreement has a term of two years from the closing of the Business Combination, except that the agreement with Mr. Dydensborg provides that either the Company or the executive can terminate the agreement with six months’ advance notice. The employment agreements provide for Messrs. Thomas and Dydensborg to receive base salaries of $150,000 and $130,000, respectively. Additionally, each is entitled to an incentive bonus of up to 50% and 40% of his base salary, respectively.

Pursuant to their employment agreements, upon the closing of the Business Combination, Messrs. Thomas and Dydensborg also received a five-year option to purchase 80,000 shares of the Company’s common stock and 58,667 shares of the Company’s common stock, respectively, at an exercise price of $3.75 per share. The options vest quarterly in equal proportions over the two year employment term. If Mr. Thomas or Dydensborg’s employment is terminated by the Company without “cause” or by such executive with “good reason,” then the option granted to him will become vested in full and will be exercisable for one year from the date of termination. In addition, the options will be accelerated upon the occurrence of certain non-negotiated change of control transactions. In the event of certain negotiated change of control transactions, the compensation committee may, (i) accelerate the vesting of the options, or (ii) require the executive to relinquish the option to the Company upon the tender by the Company to the executive of cash in an amount equal to the repurchase value of such award.

On March 10, 2017, the employment agreement of Mr. Thomas was amended and restated in its entirety to extend the term to December 31, 2019, and increase the annual compensation to $250,000. In addition, Mr. Thomas’ incentive bonuses were changed so that he is eligible to be paid bonuses from time to time based on the achievement of performance goals for Mr. Thomas and the Company as established by the compensation committee. The agreement also included a one-time cash payment of $83,000 upon signing of agreement and an option award with a term of five years to purchase 75,000 shares of the Company’s common stock, with an exercise price of $4.50 per share. Of such shares, 25,000 shares are vested on the date of grant and the remaining 50,000 shares will vest in equal portions on March 10, 2018 and March 10, 2019.

Unless terminated by the Company without “cause” or by the executive with “good reason” (as such terms are defined in the employment agreements), upon termination the executives will be entitled only to their base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by the Company without “cause” or by the executives with “good reason,” each executive is entitled to be paid severance (base salary for a period of six months), valid expense reimbursements and accrued but unused vacation pay.

Each of the employment agreements contains provisions for the protection of the Company’s intellectual property and confidential information and certain non-competition restrictions for the executives (generally imposing restrictions during employment and until May 27, 2017 on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

In June 2016, Julian Davidson became the Company’s Executive Chairman and Richard Allen became the Company’s Chief Financial Officer.

On June 6, 2016, the Company entered into an employment agreement with Richard Allen to serve as the Company’s Chief Financial Officer. The employment agreement has a term of three years, and automatically renews for additional one year periods thereafter unless either party provides notice of its decision not to renew. The employment agreements provides for Mr. Allen to receive a base salary of $170,000. If prior to December 31, 2016, the Company completes an equity offering with gross proceeds of at least $5,000,000 or the Company has net sales of at least $1,000,000 during any calendar month, Mr. Allen’s base salary will become $185,000 commencing on June 6, 2017, and $200,000 commencing on June 6, 2018. Additionally, he is entitled to an incentive bonus of up to 50% of his base salary. Furthermore, the Company will grant Mr. Allen 8,333 shares of the Company’s common stock on May 31, 2017 and a number of shares of the Company’s common stock having a fair market value equal to $50,000 on each of May 31, 2018 and 2019.

Unless terminated by the Company without “cause” or by Mr. Allen with “good reason” (as such terms are defined in the employment agreements) or upon death or disability of Mr. Allen, upon termination Mr. Allen will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated upon death or disability of Mr. Allen, upon termination Mr. Allen will be entitled to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay, and all equity awards will vest to the extent they would have been vested at the next scheduled vesting date and will remain exercisable for at a certain period of time. If terminated by the Company without “cause” or by Mr. Allen with “good reason,” Mr. Allen is entitled to be paid severance equal to base salary for nine months, any previously granted but unpaid bonus, a pro rata portion of any bonus for the current year, valid expense reimbursements and accrued but unused vacation pay, and all equity awards held by him will vest in full and will remain exercisable for a certain period of time. If Mr. Allen’s agreement is not renewed, Mr. Allen is entitled to be paid severance equal to his base salary for five months, any previously granted but unpaid bonus, a pro rata portion of any bonus for the current year, valid expense reimbursements and accrued but unused vacation pay, and all equity awards held by him will vest in full and will remain exercisable for a certain period of time.

The employment agreement contains provisions for protection of the Company’s confidential information and certain non-competition restrictions for Mr. Allen (generally imposing restrictions during employment and for a period of nine months after the term of the employment agreement, on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

On June 6, 2016, the Company amended its consulting agreement with Julian Davidson to provide, among other things, for him to serve as the Company’s Executive Chairman. Pursuant to the amendment, the Company agreed (a) to pay to Mr. Davidson $10,000 per month, and (b) to grant to Mr. Davidson 1,667 shares of the Company’s common stock per month. Upon the Company’s completing an equity raise with gross proceeds of at least $10,000,000, the monthly cash fee to Mr. Davidson under the consulting agreement would increase to $20,000 per month, the monthly stock grant to Mr. Davidson would be eliminated and Mr. Davidson would receive a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock. In addition, upon completion of the aforementioned equity raise and Mr. Davidson obtaining a work visa, Mr. Davidson could enter into an employment agreement with the Company in the form attached to the consulting agreement or into an amended consulting agreement with substantially similar terms (either such agreement, a “Replacement Agreement “). Mr. Davidson also could enter into a Replacement Agreement if more than two months had elapsed since the equity raise and he had not obtained a work visa.

The Company completed an equity raise in July 2016, but the gross proceeds were less than the $10,000,000 threshold described above. Effective as of August 18, 2016, the Company amended the consulting agreement to reduce the $10,000,000 threshold to $6,900,000 (which was less than the gross proceeds of the July 2016 equity raise). As a result of reducing the threshold, Mr. Davidson’s monthly cash fee increased to $20,000, his monthly stock grant was eliminated and he received a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock, all as described above. Also, as a result of the threshold reduction, Mr. Davidson would have the right to enter into a Replacement Agreement upon obtaining a work visa or upon the elapse of two months from the closing of the July 2016 equity raise. In addition, under the amendment, Mr. Davidson received stock options to purchase 286,744 shares of the Company’s common stock (in place of a stock option previously provided for in the form of Replacement Agreement) and certain of the terms of the form of Replacement Agreement were modified.

On September 29, 2016, after the expiration of two months from the July 2016 equity raise, Mr. Davidson elected to enter into a Replacement Agreement with the Company by amending and restating his consulting agreement. Under the amended and restated consulting agreement, as had been provided in the form of Replacement Agreement, (a) the Company will pay to Mr. Davidson a fee of $20,833 per month, (b) the Company paid Mr. Davidson an incentive of $75,000 on the date of the agreement and will pay to him $165,000 on the first anniversary of such date, (c) the Company granted Mr. Davidson 15,000 shares of the Company’s common stock on the date of the agreement, (d) Mr. Davidson will be eligible to receive an annual additional fee of up to 50% of his annual fee based on Consultant’s performance over each calendar year, and (e) if the Company completes an additional equity raise with gross proceeds of at least $3,000,000, then the Company will issue to Mr. Davidson 20,000 shares of the Company’s common stock and an option to purchase a 71,686 shares of the Company’s common stock with an exercise price equal to the fair market value of the common stock as of such date. If Mr. Davidson obtains a work visa, he has the right to enter into an employment agreement in the form attached to the amended and restated consulting agreement, which contains substantially the same compensation terms as the amended and restated consulting agreement. The form of employment agreement otherwise has similar terms to Mr. Allen’s employment agreement.

The exercise price of the stock options to purchase 286,744 shares of the Company’s common stock issued to Mr. Davidson on August 18, 2016 is $5.50 per share. One-third of such stock options are immediately vested and the remaining two-thirds vest in equal installments on July 28, 2017 and 2018. The exercise price of the stock options to purchase 71,686 shares of the Company’s common stock that may be issued pursuant to the amended and restated consulting agreement will have an exercise equal to the market price of the Company’s common stock on the date of grant. These stock options will vest on the same schedule as the stock options issued on August 18, 2016. All the stock options will expire on July 28, 2021. If Mr. Davidson’s service to the Company is terminated by the Company without “cause” or by him with “good reason,” then the stock options granted to him will become vested in full and will be exercisable for one year from the date of termination. In addition, the stock options will be accelerated upon the occurrence of certain non-negotiated change of control transactions. In the event of certain negotiated change of control transactions, the compensation committee may, (i) accelerate the vesting of the stock options, or (ii) require the executive to relinquish the stock options to the Company upon the tender by the Company to the executive of cash in an amount equal to the repurchase value of such award. Notwithstanding the foregoing, none of the stock options are exercisable prior to the Company’s stockholders approving them. The stock options will be deemed cancelled, if the Company’s stockholders do not approve them.

Either Mr. Davidson or the Company may terminate the amended and restated consulting agreement with 30 days’ prior written notice. The amended and restated consulting agreement contains certain provisions for protection of the Company’s intellectual property and confidential information and certain non-competition restrictions for Mr. Davidson (generally imposing restrictions during the term of the consulting agreement, on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

In connection with the Business Combination, the Company adopted the 2015 Plan, which is administered by the Company’s compensation committee. The committee may grant stock options, stock appreciation rights, restricted stock or other stock-based awards under the plan to the Company’s employees, officers, directors and consultants. The Board has reserved 466,667 shares of the Company’s common stock for issuance under the plan. No awards had been granted under the plan as of December 31, 2016. On January 18, 2017, the shareholders approved the amendments to the 2015 Plan (i) to increase the number of shares authorized for issuance from 466,667 to 750,000 shares, and (ii) to increase the number of shares that may be granted to a single participant in a calendar year from 100,00 to 300,000 shares.

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for the Named Executive Officers as of December 31, 2016.

Outstanding Option Awards at Fiscal Year-End for 2016

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Julian Davidson	95,581	191,163	(1)	$5.50	7/18/2021
Philip Thomas	60,000	20,000	(2)	$3.75	5/27/2020
Richard Allen	-	-	(3)	$-	-
Peter Dydensborg	44,000	14,667	(4)	$3.75	5/27/2020

(1)	The options vest in two annual installments on July 18, 2017 and July 18, 2018. The amount excludes the fair value of 71,686 options which were issued in February 2017 upon the completion of raising $3,000,000 subsequent to September 29, 2016 and the fair value of an option to purchase 31,630 shares of common stock issued on January 5, 2017.

(2)	The options vest in two equal quarterly installments on February 27, 2017 and May 27, 2017. The amount excludes the fair value of an option to purchase 75,000 shares of common stock issued on March 10, 2017 in connection with the March 10, 2017 amended employment agreement of Mr. Thomas and the fair value of an option to purchase 45,547 shares of common stock issued on January 5, 2017.

(3)	Excludes the fair value of an option to purchase 30,111 shares of common stock issued on January 5, 2017.

(4)	The options vest in two equal quarterly installments on February 27, 2017 and May 27, 2017. Excludes the fair value of option to purchase 31,579 shares of common stock issued on January 5, 2017.

Outstanding Stock Awards at Fiscal Year-End for 2016

Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (#)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Julian Davidson	-		-		-	-
Philip Thomas	-		-		-	-
Richard Allen	32,314	(1)	84,749	(1)	-	-
Peter Dydensborg	-		-		-	-

(1)	The amount 8,333 shares of its common stock the Company will grant to Mr. Allen on May 31, 2017 at the stock price of $4.17 on December 31, 2016. The amount also excludes shares which shall have fair market values equal to $50,000 which will be granted to Mr. Allen on each of May 31, 2018 and 2019. For the purpose of the number of shares in the disclosure, the value of the stock of $4.17 per share was utilized. Number of shares not vested consist of 8,333 shares which will be issued on December 31, 2016 and an aggregate of 23,981 shares to be issued to Mr. Allen on each of May 31, 2018 and 2019, respectively. This represents stock valued at $34,748, 50,000 and 50,000, to be issued on May 31, 2018 and 2019, respectively.

Director Compensation

The following table sets forth all compensation of our directors for the fiscal year ended December 31, 2016. The compensation for Mr. Davidson, who is our Executive Chairman, and Mr. Thomas, who is our Chief Executive Officer, is fully reflected in the Summary Compensation Table above.

Director Compensation for 2016

Name	Fees earned or paid in cash ($)		Stock awards ($)(1)	Total ($)
Paul Vassilakos	30,000		35,000	65,000
Edward Hanson	30,000		35,000	65,000
Kerry Kennedy	30,000		35,000	65,000
Thomas Cardella	26,500	(2)	35,000	61,500
Richard Y. Roberts	30,000		35,000	65,000

(1)	On January 17, 2017, each of Messrs. Vassilakos, Hanson, Cardella and Roberts and Ms. Kennedy were granted 8,393 shares of our common stock for their service as directors in 2016. The stock awards are not subject to vesting or other contractual restrictions. The amounts reported in the stock awards column represent the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 contained herein.

(2)	The amount includes $4,000, which was paid to Mr. Cardella for his services on the Company’s Advisory Board prior to becoming a member of the Board of Directors.

Director Compensation

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 30, 2017, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

The percentage of beneficial ownership set forth in the table above is calculated based on 8,393,066 outstanding shares of common stock as of March 30, 2017. Unless otherwise indicated, the Company believes that all persons named in the table above have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Paul N. Vassilakos (2)	118,321	1.4%
Kerry Kennedy (3)	38,016	*
Richard Y. Roberts (4)	38,016	*
Edward Hanson (5)	38,016	*
Tom Cardella (6)	70,893	*
Julian Davidson (7)	222,000	2.6%
Phil Thomas (8)	844,834	9.9%
Richard Allen (9)	76,239	*
Peter Dydensborg (10)	78,306	*
All directors and executive officers (9 persons)	1,524,641	17.4%
Five Percent Holders:
Eric J. Watson (11)	1,482,821	17.3%
Ivory Castle Limited (12)	875,243	10.4%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 116 Charlotte Avenue, Hicksville, NY 11801.

(2)	Includes (i) 23,750 shares subject to warrants that are currently exercisable, and (ii) 23,333 shares subject to stock options that are currently exercisable. Does not include 46,667 shares subject to stock options that will not become exercisable within 60 days.

(3)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(4)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, LLC, 1200 New Hampshire Avenue N.W., Suite 300, Washington, D.C. 20036.

(5)	Mr. Hanson’s business address is 94 Draycott Ave, London SW3 3AD, United Kingdom.

(6)	Includes 25,000 shares subject to warrants that are currently exercisable.

(7)	Includes 123,430 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 266,630 shares subject to stock options that will not become exercisable within 60 days.

(8)	Includes (i) 6,250 shares subject to warrants that are currently exercisable, and (ii) 110,693 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 89,854 shares subject to stock options that will not become exercisable within 60 days.

(9)

Includes 3,764 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 26,347 shares subject to stock options that will not become exercisable within 60 days.

(10)	Includes 62,614 shares subject to stock options that are currently exercisable or will become exercisable within 60 days. Does not include 27,632 shares subject to stock options that will not become exercisable within 60 days.

(11)	Mr. Watson resigned from his positions as an officer and director of Cullen in November 2013. Represents shares of common stock held by Cullen Holdings, an entity controlled by Mr. Watson. Mr. Watson’s business address is Level 9, 68 Shorthand Street , P.O. Box 91296, Auckland, New Zealand. Included 165,000 shares subject to warrants that are currently exercisable.

(12)	John Matthew Ashwood and Michael Raymond Shue have voting and dispositive control over the shares of common stock held by Ivory Castle Limited. Includes 22,500 shares subject to warrants that are currently exercisable. Ivory Castle Limited’s business address is c/o Suite 5501, 55th Floor, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

Equity Compensation Plans

As of December 31, 2016, we had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		-	365,032	(1)
Equity compensation plans not approved by security holders(1)	425,411	(2)	$4.93	-
Total	425,411		$4.93	365,032

(1)	Represents shares of common stock available for issuance under our 2015 Long-Term Incentive Plan. On January 17, 2017, the stockholders approved to increase the number of shares authorized under the 2015 Long-Term Incentive Plan to 750,000.

(2)	Represents stock option grants to Philip Thomas and Peter Dydensborg upon consummation of the Business Combination and stock options granted to Mr. Davidson on August 18, 2016 under his amended consulting agreement. The material terms of the stock options granted to Messrs. Thomas, Dydensborg and Davidson are described under Item 11 of Part III of this Form 10-K. On January 17, 2017, the stockholders approved Mr. Davidson’s stock option grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Also on November 23, 2015, the Company entered into a Credit and Security Agreement, as amended, as of January 10, 2016 and April 7, 2016 (the “Credit Agreement “), with Brentwood LIIT Inc., which subsequently assigned its interest to Brentwood LIIT (NZ) Ltd. ( the “ Lender “). The Lender is controlled by Eric Watson, who currently beneficially owns approximately 17.3% of the Company’s outstanding common stock. The Credit Agreement provides for a revolving credit facility (the “ Credit Facility “) in an available amount of up to $1,500,000, subject to increases as provided in the Credit Agreement (the “ Available Amount “), up to a maximum amount of $3,500,000 (the “ Facility Amount “). The Company paid the Lender a one-time facility fee of $87,500, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date, November 23, 2018. In addition, in connection with the establishment of the Credit Facility, the Company issued a warrant to the Lender (the “ Lender Warrant “) entitling the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50. The Credit Facility bears interest at rate equal to the prime rate plus 7.5%, compounded quarterly, and matures on November 23, 2018. The loans under the Credit Agreement are evidenced by a secured promissory note (the “Lender Note”). The Lender may elect to convert the outstanding principal and interest under the Lender Note into shares of the Company’s common stock at a conversion price of $4.00 per share. As of December 31, 2016 and December 31, 2015, the outstanding balance of the loans under the Credit Facility was $0 and $1,091,571. The largest amount outstanding since the inception of the loans was $1,669,376. No interest was paid in cash on the loans, although $81,876 of interest was compounded by adding to the outstanding balance of the loans. Upon the closing of the Company’s July 2016 equity raise, the Company completed a recapitalization transaction with the Lender in accordance with to the April 7, 2016 amendment to the Credit Agreement (the “Recapitalization”). Pursuant to the Recapitalization, all of the outstanding principal and interest under the Lender Note was converted into 421,972 shares of common stock and the Lender Warrant was exchanged for 486,111 shares of common stock. The Company may continue to request advances under the credit facility subject to the terms and conditions of the Credit Agreement.

On April 28, 2015, we received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of ours. This note had an interest rate of 10% per annum and was scheduled to mature on July 31, 2016. On June 30, 2015 the note and accrued interest of $152,425 were converted into 38,107 shares of common stock.

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

Philip Thomas, our Chief Executive Officer and a director of ours and the beneficial owner of 9.9% of our outstanding common stock, and Thomas Panza, the beneficial owner of 8.8% of our outstanding common stock, are parties to the Merger Agreement and certain related agreements, including lock-up agreements and a registration rights agreement. Pursuant to the Merger Agreement, upon consummation of the Business Combination on May 27, 2015, each of Messrs. Thomas and Panza was issued 721,641 shares of our common stock.

Pursuant to the lock-up agreements, Messrs. Thomas and Panza will not be able to sell any of the shares of our common stock that they received as a result of the Business Combination until May 27, 2016, subject to certain limited permitted transfers and subject to early release from such restrictions in the event that we consummate a liquidation, merger, stock exchange or other transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or property.

Pursuant to the registration rights agreement, the former members of LIBB (the “LIBB members”), including Messrs. Thomas and Panza, are entitled to demand that we register the shares issued to them pursuant to the Merger Agreement under the Securities Act of 1933, as amended. The LIBB members can elect to exercise these registration rights at any time after the closing of the Business Combination. In addition, the LIBB members have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. Notwithstanding such registration rights, the lock-up restrictions described above shall remain in effect for the balance of the twelve month period. These shares were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-213875), which was declared effective by the SEC on January 31, 2017.

James Meehan, who was our Chief Accounting Officer until September 19, 2016 was paid $83,077 and $154,785 as compensation as an employee for the years ended December 31, 2016 and 2015, respectively. In 2016, Mr. Meehan also received 12,000 shares of the Company’s common stock for consulting services provided to the Company. In 2015, Mr. Meehan also received a five-year option to purchase 16,000 shares of our common stock, at an exercise price of $3.75 per share. Upon Mr. Meehan’s resignation, the option to purchase 16,000 shares was forfeited.

Thomas Panza, who as of March 27, 2017 beneficially owned 8.8% of the Company’s outstanding common stock, and served as the LIBB purchasing manager until October 31, 2016. In connection with this role, for the years ended December 31, 2016 and 2015, Mr. Panza was paid $70,769 and $53,077, respectively. In addition, at the closing of the Business Combination, he received a five-year option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75 per share, vesting quarterly in equal proportions over the two year employment term. Upon Mr. Panza’s resignation, the option to purchase 40,000 shares was forfeited.

Cullen Investments Ltd., a company controlled by Eric Watson, who beneficially owns approximately 17.3% of our common stock, and Petrina Advisors, Inc., a company owned by Paul Vassilakos, a member of our board of directors, have paid certain expenses on our behalf. As of December 31, 2016 and 2015, accounts payable and accrued expenses to these parties were $4,032 and $87,258.

We record revenue related to sales to Magnum. For years ended December 31, 2016 and 2015, sales to this related party were $3,451 and $4,800, respectively. As of December 31, 2016 and December 31, 2015, there was $0 and $518, respectively, due from this related party which was included in accounts receivable in the consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the year ended December 31, 2016 and 2015, the Company purchased $27,557 and $9,356, respectively, of product from this entity. As of December 31, 2016 and 2016, the outstanding balance due to this entity included in accounts payable was $10,043 and $3,242, respectively.

On December 27, 2016, Long Island Iced Tea Corp. the Company consummated the December Offering of 406,550 shares of the Company’s common stock (including 2,375 shares being sold to a member of the Board of Directors, through Network 1 Financial Securities, Inc. and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, between the Company and Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The Offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of $1,423,128.

Effective on March 21, 2017, an entity controlled by Eric Watson, a stockholder who beneficially owns 17.3% of our shares on such date, Philip Thomas (Chief Executive Officer), Julian Davidson (Executive Chairman), Richard Allen (Chief Financial Officer), and Paul Vassilakos (Director) have committed to fund the Company’s net cash requirements through March 31, 2018. In consideration of this commitment, we granted the entity controlled by Eric Watson a one-year warrant to purchase up to 165,000 shares of our common stock at an exercise price of $4.18 per share. The exercise price and number of shares issuable upon exercise of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, stock split, or our reorganization, merger or consolidation, or our dissolution in connection with the sale of our assets.

Cullen Related Party Transactions

The holders of such Founders’ Shares became stockholders of Cullen upon consummation of Cullen’s business combination with the predecessor and became stockholders of ours upon consummation of the Business Combination between us, Cullen and LIBB. These shares were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-213875), which was declared effective by the SEC on January 31, 2017.

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

Independence of Directors

The Company’s common stock is listed on the Capital Market of The NASDAQ Stock Market (“Nasdaq”) and the Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. Hanson, Roberts and Cardella and Ms. Kennedy is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP (“ Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered. Marcum also acted as LIBB’s and Cullen’s principal accountant. The fees set forth below include audit fees paid by us, Cullen and LIBB.

	2016	2015
LIIT
Audit fees	$103,425	$69,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees (1)	$69,630	$-
Cullen
Audit fees	$-	$33,634
Audit-Related Fees	$-	$-
Tax Fees (2)	$-	$3,975
All Other Fees	$-	$-
LIBB
Audit fees	$-	$33,670
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)	For services rendered for all other 2016 filings including S-1s, S-3, S-5, and proxy statements
(2)	For tax compliance work.

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

(3)	The following exhibits:

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference from Annex A-1 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.2†	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015 by and among Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC and Phil Thomas and Thomas Panza (incorporated by reference from Annex A-2 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex C of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.2	Bylaws (incorporated from Annex D of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

4.1	Specimen Common Stock Certificate of Long Island Iced Tea Corp (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.1	Form of Lock-Up Agreement (incorporated from Exhibit 10.1 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.2	Form of Escrow Agreement (incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.3	Form of Registration Rights Agreement (incorporated from Exhibit 10.3 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.4*	Form of Employment Agreement between Long Island Iced Tea Corp. and Philip Thomas (incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.5*	Form of Employment Agreement between Long Island Iced Tea Corp. and Peter Dydensborg (incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.6*	Form of Employment Agreement between Long Island Iced Tea Corp. and James Meehan (incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.7*	Form of Employment Agreement between Long Island Brand Beverages LLC. and Thomas Panza (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

Exhibit No.	Description

10.8*	2015 Long-Term Incentive Equity Plan (incorporated by reference from Annex G of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.9	First Amendment to Credit and Security Agreement, effective as of January 10, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).

10.10	Form of Warrant for November Private Placement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.11	Form of Subscription Agreement for November Private Placement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.12	Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.13	Form of Subscription Agreement for March Private Placement (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.14	Form of Warrant for March Private Placement (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.15	Amendment No. 1 to Consulting Agreement, dated as of June 6, 2016, by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.16	Form of Employment Agreement by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.17	Employment Agreement, dated as of June 1, 2016, by and between Long Island Iced Tea Corp. and Richard B. Allen (incorporated from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.18	Form of Placement Agent Warrant (incorporated from Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on June 9, 2016).

10.19	Consulting Agreement dated as of September 29, 2016 between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

10.20*	Form of Executive Stock Option Agreement (incorporated by reference form exhibit 10.11 to the Company’s annual Report 10-K filed on March 22, 2016).

10.21	Form of Subscription Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.22	Form of Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.23	Expense Reimbursement Agreement, dated as of November 23, 2015, by and between Long Island Iced Tea Corp. and Magnum Vending Corp. (incorporated from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

Exhibit No.	Description

10.24	Credit and Security Agreement, dated as of November 23, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.25	Form of Secured Convertible Promissory Note (incorporated from Exhibit A to the Credit and Security Agreement). (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.26	Form of Lender Warrant (incorporated from Exhibit C to the Credit and Security Agreement). (incorporated from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.27	Form of Parent Guaranty (incorporated from Exhibit D to the Credit and Security Agreement). (incorporated from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.28	Registration Rights Agreement, dated as of December 3, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.29	Pledge and Escrow Agreement, dated as of December 3, 2015, by and among Long Island Iced Tea Corp., Brentwood LIIT Inc. and Graubard Miller. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Marcum LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Accounting Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Cullen agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2017.

LONG ISLAND ICED TEA CORP.

By:	/s/ Philip Thomas
Philip Thomas
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Philip Thomas	Director and Chief Executive	March 30, 2017
Philip Thomas	Officer (Principal Executive Officer)

/s/ Richard Allen	Chief Financial Officer (Principal Financial	March 30, 2017
Richard Allen	Officer and Principal Accounting Officer)

/s/ Julian Davidson	Executive Chairman	March 30, 2017
Julian Davidson

/s/ Edward Hanson	Director	March 30, 2017
Edward Hanson

/s/ Kerry Kennedy	Director	March 30, 2017
Kerry Kennedy

/s/ Richard Roberts	Director	March 30, 2017
Richard Roberts

/s/ Paul Vassilakos	Director	March 30, 2017
Paul Vassilakos

/s/ Tom Cardella	Director	March 30, 2017
Tom Cardella

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Long Island Iced Tea Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Long Island Iced Tea Corp. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long Island Iced Tea Corp. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Melville, NY
March 30, 2017

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$1,249,550	$207,192
Accounts receivable, net (including amounts due from related parties of $55,615 and $67,992, respectively)	1,627,058	363,096
Inventories, net	1,187,941	712,558
Restricted cash	103,603	127,580
Short term investments	2,389,521	-
Prepaid expenses and other current assets	91,072	48,237
Total current assets	6,648,745	1,458,663

Property and equipment, net	218,036	360,920
Intangible assets	22,500	27,494
Other assets	52,470	67,438
Deferred financing costs	842,533	1,838,082
Total assets	$7,784,284	$3,752,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$886,316	$601,681
Accrued expenses	911,843	458,938
UBS Credit Line	1,280,275	-
Current portion of automobile loans	11,446	19,231
Current portion of equipment loan	39,979	36,627
Total current liabilities	3,129,859	1,116,477

Line of credit, related party	-	1,091,571
Other liabilities	30,000	30,000
Deferred rent	1,807	4,648
Long term portion of automobile loans	17,580	36,864
Long term portion of equipment loan	36,495	76,477
Total liabilities	3,215,741	2,356,037

Commitments and contingencies, Note 12

Stockholders’ Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 7,715,306 and 4,635,783 shares issued and outstanding, as of December 31, 2016 and 2015, respectively	772	463
Additional paid-in capital	17,575,583	3,926,074
Accumulated deficit	(12,977,566)	(2,529,977)
Accumulated other comprehensive loss	(30,246)	-
Total stockholders’ equity	4,568,543	1,396,560

Total liabilities and stockholders’ equity	$7,784,284	$3,752,597

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015

Net sales (including sales to related parties of $23,040 and $54,849, respectively)	$4,558,030	$1,899,230

Cost of goods sold	4,239,317	1,556,140
Gross profit	318,713	343,090

Operating expenses:
General and administrative expenses	4,958,076	1,946,270
Selling and marketing expenses	3,149,710	1,449,049
Total operating expenses	8,107,786	3,395,319

Operating Loss	(7,789,073)	(3,052,229)

Other expenses:
Other expense	(3,593)	(3,327)
Interest expense	(1,066,969)	(124,713)
Loss on inducement	(1,587,954)	-
Total other expenses	(2,658,516)	(128,040)

Net loss	$(10,447,589)	$(3,180,269)

Unrealized loss on investments	(30,246)	-

Comprehensive loss	$(10,477,835)	$(3,180,269)

Weighted average number of common shares outstanding – basic and diluted	5,889,428	3,744,931

Basic and diluted net loss per share	$(1.77)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2015	2,633,334	263	3,184,574	(4,365,335)	-	(1,180,498)

Reverse Merger with Cullen Agricultural Holding Corp.	1,518,749	152	1,872,344	-	-	1,872,496
Common stock issued as payments to vendors	28,085	3	134,267	-	-	134,270
Conversion of loans payable and accrued interest to stockholders’ equity	138,979	14	555,896	-	-	555,910
Issuance of common stock, net of costs	142,636	14	568,454	-	-	568,468
Issuance of common stock and warrants, net of costs	174,000	17	540,929	-	-	540,946
Issuance of warrants to lenders	-	-	1,725,934	-	-	1,725,934
Stock based compensation	-	-	359,303	-	-	359,303
Reclassification of the historical losses of Long Island Brand Beverages LLC to additional paid in capital upon the date of the reverse merger with Cullen Agricultural Holding Corp.	-	-	(5,015,627)	5,015,627	-	-
Net loss	-	-	-	(3,180,269)	-	(3,180,269)

Balance at December 31, 2015	4,635,783	463	3,926,074	(2,529,977)	-	1,396,560

Issuance of common stock to consultants, employees, vendors, and customers	190,935	19	970,343	-	-	970,362
Issuance of common stock and warrants, net of costs	230,475	23	861,767	-	-	861,790
Issuance of warrants to placement agent	-	-	38,056	-	-	38,056
Issuance of common stock to the Advisory Board and Board of Directors	65,824	7	239,993	-	-	240,000
Issuance of common stock, net of costs	406,550	41	1,423,100	-	-	1,423,141
Issuance of common stock and warrants in the Public Offering, net of costs	1,270,156	127	5,867,090	-	-	5,867,217
Issuance of common stock in exchange for principal and warrants on Brentwood line of credit	908,083	91	3,257,239	-	-	3,257,330
Stock based compensation	7,500	1	935,671	-	-	935,672
Disgorgement on short swing profit	-	-	56,250	-	-	56,250
Unrealized loss on investments	-	-	-	-	(30,246)	(30,246)
Net loss	-	-	-	(10,447,589)	-	(10,447,589)

Balance at December 31, 2016	7,715,306	$772	$17,575,583	$(12,977,566)	$(30,246)	$4,568,543

The accompanying notes are an integral part of these consolidated financial statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(10,447,589)	$(3,180,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	192,634	22,279
Depreciation and amortization expense	162,500	114,467
Deferred rent	(2,841)	(1,318)
Stock based compensation	1,175,672	359,303
Amortization of deferred financing costs	995,549	65,797
Paid-in-kind interest	77,805	4,071
Loss on inducement	1,587,954	-
Loss on disposal of property and equipment	233	3,327
Changes in assets and liabilities:
Accounts receivable	(1,456,596)	(220,238)
Inventory	(475,383)	(151,451)
Prepaid expenses and other current assets	(42,835)	(18,163)
Other assets	14,968	(55,732)
Accounts payable	1,194,997	(240,088)
Accrued expenses	550,728	433,305
Other liabilities	-	(92,466)
Total adjustments	3,975,385	223,093

Net cash used in operating activities	(6,472,204)	(2,957,176)

Cash Flows From Investing Activities
Purchases of property and equipment	(14,622)	(100,843)
Investment in restricted cash	(103,603)	(127,580)
Release of restricted cash	127,580	-
Purchase of short term investments	(2,419,767)	-

Net cash used in investing activities	(2,410,412)	(228,423)

Cash Flows From Financing Activities
Repayment of automobile loans	(27,069)	(17,916)
Repayment of equipment loans	(36,630)	(4,813)
Proceeds from line of credit	1,280,275	-
Proceeds from line of credit, related party	500,000	1,000,000
Advances from a stockholder	199,900	-
Repayments to a stockholder	(199,900)	-
Payments of deferred financing costs	-	(60,445)
Proceeds from the reverse merger with Cullen Agricultural Holding Corporation	-	120,841
Proceeds from the Public Offering, net of costs	5,867,217	-
Proceeds from the sale of common stock, net of costs	1,423,141	568,468
Proceeds from the sale of common stock and warrants, net of costs	861,790	588,492
Proceeds from the disgorgement of short swing profit	56,250	-
Proceeds from Bass Properties LLC loan	96,123	150,000
Repayments to Bass Properties LLC	(96,123)	-
Proceeds from Cullen Agricultural Holding Corporation loan	-	250,000
Proceeds from Ivory Castle Limited loan	-	400,000

Net cash provided by financing activities	9,924,974	2,994,627

Net increase (decrease) in cash	1,042,358	(190,972)

Cash, beginning of period	207,192	398,164

Cash, end of period	$1,249,550	$207,192

Cash paid for interest	$22,247	$5,496

Non-cash investing and financing activities:
Conversion of loans payable and accrued interest to stockholders’ equity	$3,257,330	$555,910
Purchase of equipment with loan payable	$-	$117,917
Costs related to issuance of common stock and warrants included in accrued expenses	$-	$47,546
Purchase of a truck in exchange for accounts receivable	$-	$9,500
Net assets acquired in reverse merger	$-	$1,751,655
Warrants issued to Brentwood LIIT Inc.	$-	$1,725,934
Deferred financing costs incurred with other liabilities and debt	$-	$117,500
Payment of accounts payable through the issuance of common stock	$-	$134,270
Issuance of common stock to consultants, vendors, employees, and customers	$970,362	$-

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

Under the merger agreement, upon consummation of the Company merger on May 27, 2015, the holders of the LIBB membership interests (the “LIBB members”) received 2,633,334 shares of common stock of Holdco (or approximately 63%)

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members hold a large percent of the Long Island Iced Tea Corp.’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the consolidated balance sheets, statements of operations, and statements of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical consolidated financial statements of LIBB are now reflected as those of the Company.

Overview

The Company is a holding company operating through its wholly-owned subsidiary, LIBB. The Company is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) iced tea in the beverage industry. The Company is currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. The Company’s mission is to provide consumers with premium iced tea offered at an affordable price.

The Company aspires to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative energy beverages such as iced tea.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

Overview, continued

The Company produces and distributes premium ready-to-drink iced tea, with a proprietary recipe and quality components. The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry, and peach. The Company has also introduced four of its flavors in gallon bottles in 2015. The flavors packaged in gallon bottles include lemon, peach, green tea and honey, and mango. During February 2016, the Company also launched sweet tea, which is also served in a gallon container. In addition, the Company, in order to service certain vending contracts sells snacks and other beverage products on a limited basis in 2016.

During the second quarter of 2016, the Company began distributing an aloe vera derived juice beverage (“ALO Juice”) and commenced selling a private label version of its iced tea product. For the year ended December 31, 2016, the Company’s ALO Juice product accounted for approximately 23% of the Company’s consolidated net sales.

On March 14, 2017, the Company announced that it is expanding its brand to include lemonade. Lemonade will be offered in 9 flavors, and be offered in both single 18oz bottles and 12-packs.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets. During 2016, the Company has also begun expansion into other geographic markets, such as Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island and parts of the Midwest. As of December 31, 2016, the Company’s products are available in 27 states. The Company has also begun to sell its products globally in regions such as South Korea and in multiple Caribbean nations.

Asset Purchase Agreement

On December 8, 2016, the Company entered into an asset purchase agreement with The Wilnah International, LLC (“Wilnah”). Pursuant to the agreement, the Company will acquire the intellectual property (“IP”) (trade names, formulas, recipes) for ALO Juice. Upon the closing, the Company will issue to Wilnah 5,000 shares of its common stock. The closing of the transaction is expected to occur in early Spring 2017. Separately, the Company has entered into an employment agreement with Julio X. Ponce, majority interest member of Wilnah to expand the Company’s sales of ALO Juice products within the Southeast and Latin American Regions.

Liquidity and Management’s Plan

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors.

As of December 31, 2016, the Company had cash of $1,249,550 and short term investments of $2,389,521. As of December 31, 2016, the Company had working capital of $3,518,886. The Company incurred net losses of $10,447,589 and $3,180,269 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company’s stockholders’ equity was $4,568,543.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

Liquidity and Management’s Plan, continued

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and Brentwood LIIT Inc., as the lender. Brentwood LIIT Inc.’s interest in the Credit Agreement and the related agreements and instruments thereunder was subsequently transferred to Brentwood LIIT (NZ) Ltd. (the “Lender”). Brentwood LIIT Inc. and the Lender are controlled by a related party, Eric Watson, who beneficially owned approximately 16% of the Company on November 23, 2015 and 17.1% as of December 31, 2016. The Credit Agreement provides for a revolving credit facility in an initial amount of up to $1,000,000, subject to increases at the Lender’s discretion as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $5,000,000 (which was subsequently reduced to $3,500,000 in connection with the closing of the Offering, as defined below) (the “ Facility Amount”). The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. On November 23, 2015 and December 10, 2015, LIBB obtained an aggregate of $1,000,000 in advances from the Lender, constituting the full Available Amount at such time. On March 17, 2016, LIIT, LIBB and the Lender agreed to increase the Available Amount by $500,000 to $1,500,000 and approved an additional $500,000 in advances. On March 24, 2016, LIBB obtained $250,000 of the approved advance from the Lender and during May 2016, LIBB obtained the other $250,000 of the approved advances from the Lender, as a result of which the Available Amount was borrowed in full.

On July 28 and 29, 2016, the Company sold 1,270,156 shares (the “Shares”) of common stock in a public offering (the “Public Offering”) at an offering price of $5.50 per share, pursuant to the Company’s registration statement on Form S-1. The sale of the Shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. In connection with sale of the Shares, the Company’s common stock was approved for listing on the NASDAQ Capital Market under its current symbol, “LTEA.” The Offering was terminated on August 4, 2016. No further sales of shares were made in the Offering.

In connection with the sale of the Shares, the Company completed a recapitalization transaction (the “Recapitalization”) with the Lender. Pursuant to the Recapitalization, the Lender converted all of the outstanding principal and interest ($1,669,376) under the Credit Agreement into 421,972 shares of common stock and exchanged its warrant for 486,111 shares of common stock. As of December 31, 2016, the balance under the Credit Agreement was $0. (See Note 8)

In connection with the consummation of the Offering, on July 29, 2016, the selling agents were issued warrants to purchase an aggregate of 31,522 shares of common stock. These warrants will be exercisable for cash or on a cashless basis at an exercise price of $6.875 per share, commencing on January 14, 2017 and expiring on July 14, 2021. The exercise price and number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits and similar adjustments. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock at the Company’s expense, an additional demand registration at the warrant holders’ expense, and unlimited “piggyback” registration rights at the Company’s expense until July 28, 2021.

On October 12, 2016, the Company filed a “shelf” registration statement on Form S-3, under which the Company may from time to time, sell any combination of debt or equity securities up to an aggregate initial offering price not to exceed $50,000,000. The shelf registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on October 14, 2016 and is described in more detail in a prospectus supplement dated December 21, 2016 and the accompanying base prospectus dated October 14, 2016.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

Liquidity and Management’s Plan, continued

On October 27, 2016, the Company entered into a credit line (the “UBS Credit Line”) with UBS Bank USA (“UBS”). The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of December 31, 2016, $1,280,275 was outstanding on the UBS Credit Line.

On December 27, 2016, Long Island Iced Tea Corp. the Company consummated its underwritten public offering (the “December Offering”) of 406,550 shares of the Company’s common stock through Network 1 Financial Securities, Inc. (“Network 1”) and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, between the Company and Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The Offering generated gross proceeds of $1,626,200 and net proceeds of $1,423,141 after deducting underwriting discounts and payment of other offering expenses. The December Offering was made pursuant to the Company’s existing shelf registration statement on Form S-3.

On January 27, 2017, the Company sold 376,340 shares of the Company’s common stock in a public offering at an average price of $4.02 per share. Of the shares sold, 300,000 were sold to the public at an offering price of $4.00 while the remaining 76,340 shares were sold to officers and directors of the Company at a price of $4.10 per share. The sale of common stock generated gross proceeds of $1,513,000 and net proceeds of $1,396,740 after deducting commissions and other offering expenses.

The Company believes that as a result of the commitment for financing from certain members of management and a stockholder and its working capital as of December 31, 2016, its cash resources will be sufficient to fund the Company’s net cash requirements through March 31, 2018. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. On March 21, 2017, the Company received a commitment letter from certain members of management and a stockholder committing to fund any cash deficit required to sustain the operations of the Company through March 31, 2018. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

In consideration for the commitment for financing from a stockholder, on March 29, 2017, the Company’s Board of Directors issued to a stockholder a warrant to purchase 165,000 shares of the Company’s common stock at an exercise price of $4.18 per share. This warrant has a term of one year and is fully vested upon issuance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2016 and 2015 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of securities, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, and other legal claims and contingencies. The results of any changes in accounting estimates, are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers (See Customer Marketing Programs and Sales Incentives, below). Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determinable; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such revenue and accounts receivable until such recognition criteria are met.

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs that were included as a reduction in net sales, totaled $310,089 and $124,121 for the years ended December 31, 2016 and 2015, respectively. Included in the total for the year ended December 31, 2016, was $13,600 related to the issuance of 3,400 shares to customers and the owners of customers.

Additionally, the Company may be required to occasionally pay fees to its customer (“Placement Fees”) in order to place its products in the customers’ stores. In some cases, the Placement Fees carry no further benefit or minimum revenue guarantee other than the right to place the Company’s product in the store of the customer. The Placement Fees are recorded as a reduction of revenue. If, at the time the Placement Fees are recognized in the statement of operations, the Company has cumulative negative revenue with that particular customer, such negative revenue is reclassified and recorded as a part of selling and marketing expense. For the years ended December 31, 2016 and 2015, the Company recorded $11,087 and $9,000, respectively, of Placement Fees to sales and marketing expense.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses on the consolidated statements of operations and totaled $420,389 and $126,955, for the years ended December 31, 2016 and 2015, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2016 and 2015, advertising expense was $151,438 and $246,997, respectively.

Research and Development

The Company expenses the costs of research and development as incurred. For the years ended December 31, 2016 and 2015, research and development expense related to new product initiatives was $47,067 and $13,333, respectively. These expenses were incurred pursuant to a product development agreement which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. As of December 31, 2016, $50,000 was included in accrued expenses in the consolidated balance sheet related to the arrangement, after the Company’s payout of $10,000.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

Short-term Investment

The Company accounts for securities in accordance with accounting standards for investments in debt and equity securities. Accounting standards require investments in debt and equity securities to be classified as either “held to maturity”, “trading”, or “available-for-sale.”

The Company holds investments in marketable securities, consisting of U.S. government securities and mutual funds. The Company’s available-for-sale securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders’ equity when applicable. During the year ended December 31, 2016, the unrealized loss was $30,246. Unrealized losses are charged against interest and other income/(expense), net, when a decline in fair value is determined to be other-than-temporary. The Company has not recorded any such impairment charge in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and record such gains or losses as interest and other income/(expense), net.

The following table sets forth the available-for-sale securities:

As of December 31, 2016
US Government Securities	$195,374
Fixed income Mutual Funds	2,194,147
$2,389,521

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Investment, continued

Short-term investments included the following securities with gross unrealized losses included in other comprehensive loss:

	Amortized	Unrealized
December 31, 2016	Cost	Losses	Fair Value
U. S. government securities	$195,570	$(196)	$195,374
Fixed income Mutual funds	2,224,197	(30,050)	2,194,147
Total	$2,419,767	$(30,246)	$2,389,521

The following table classifies the US Government Securities by maturity

As of December 31, 2016
Within one year	$94,967
Within one to five years	100,407
$195,374

Restricted Cash

Pursuant to the terms of the Credit Agreement with Brentwood LIIT Inc., the Company was required to utilize $150,000 of the $1,000,000 proceeds from the Credit Agreement for initiatives related to the development of an alcohol business. As of December 31, 2015, $127,580 of the Company’s cash on hand was restricted for the use in the development of the alcohol business. During the year ended December 31, 2015, the Company spent $22,420 primarily related to product development and costs of attending conferences. On March 17, 2016, LIBB entered into an agreement with Brentwood LIIT, Inc., whereby such restriction was lifted.

As of December 31, 2016, the Company had cash balances of $103,603 that are pledged against the Company’s UBS Credit Line.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable, continued

Accounts receivable, net, is as follows:

	As of: December 31
	2016	2015
Accounts receivable, gross	$1,859,474	$405,096
Allowance for doubtful accounts	(232,416)	(42,000)
Accounts receivable, net	$1,627,058	$363,096

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, short-term investments, and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks. As of December 31, 2016, the Company was exposed to concentrations of credit risk through short-term investments held with two financial institutions. As of December 31, 2016, one customer accounted for 46% of the Company’s trade receivables. As of December 31, 2015, two customers accounted for 14% and 30% of the Company’s trade receivables. The Company does not generally require collateral or other security to support customer receivables. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea and ALO Juice. Included in inventory at December 31, 2016 was finished goods inventory with a cost of approximately $320,000 that was delivered to a distributor, and is held in inventory until such revenue recognition criteria are met.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 2016 and 2015, the Company recorded reserves of $45,078 and $41,790, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of December 31
	2016	2015
Finished goods	$905,642	$565,624
Raw materials and supplies	282,299	146,934
Total inventories	$1,187,941	$712,558

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment, continued

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

Intangible Assets

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually or when circumstances indicate that there could be an impairment. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis. As of December 31, 2016 and 2015, the Company tested the domain name utilizing the qualitative method. Based on this analysis, it was determined that there were no indicators of impairment as of December 31, 2016 and 2015.

Intangible assets with indefinite useful lives consist of the cost to purchase an internet domain name for $20,000. The domain name is considered to have a perpetual life and as such, is not amortized. Insignificant costs incurred associated with renewing this asset are expensed as incurred.

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $2,500 and $7,494 as of December 31, 2016 and December 31, 2015, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of December 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $12,500. As of December 31, 2015, the cost of the website development was $15,000 and the accumulated amortization was $7,506. For the years ended December 31, 2016 and 2015, amortization expense was $4,994 and $5,004, respectively. Expected future amortization of website development costs is $2,500 for the year ended December 31, 2017.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes, continued

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the 2016 and 2015 tax years, which are the first years for which the Company is subject to corporate income taxes. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest for years ended December 31, 2016 and December 31, 2015. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation, continued

The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

Earnings per share

Basic net earnings per common share is computed by dividing income/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options, warrants and other diluted instruments in periods where the exercise of such options would be antidilutive. As provided below:

	For the Year Ended December 31,
	2016	2015
Options to purchase common stock	425,411	194,667
Warrants to purchase common stock	470,570	1,285,111
Shares issuable upon conversion of outstanding debt under Credit Agreement	-	272,893
Total potentially dilutive securities	895,981	1,752,671

Fair Value of Financial Instruments

The carrying amounts of cash, short term investments and accounts receivable, accrued expenses and automobile and equipment loans and UBS Credit Line approximate fair value due to the short-term nature of these instruments. In addition, for notes payable, the Company believes that interest rates approximate prevailing rates.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments, continued

Fair values for short-term money market investments are determined from quote prices in active markets for these money market funds, and are considered to be Level 1.

The carrying value of financial instruments in the Company’s consolidated financial statements at December 31, 2016 and 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at December 31, 2016	$2,389,521	$-	$-

Short-term investments at December 31, 2015	$-	$-	$-

Seasonality

The Company’s business is seasonal with the summer months in the second and third quarter of the fiscal year typically generating the largest net sales.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The new standard will be effective for fiscal years and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The Company adopted this standard effective December 31, 2016. The adoption did not have a material effect on the Company’s consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, continued

In January 2016, the FASB, issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

On March 30, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company has determined that implementation of this guidance will not have a material effect on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next nine months and to adopt the guidance when it becomes effective for the Company on December 31, 2017.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, continued

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company currently expects to complete its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, during the next nine months and to adopt the guidance when it becomes effective for the Company on December 31, 2017.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments for this update provide guidance on the eight specific cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016, with early application permitted. The Company has determined that implementation of this guidance will not have a material effect on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans and Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	As of: December 31
	2016	2015
Displays - racks	$201,849	$184,523
Trucks and automobiles	113,763	136,092
Vending machines	166,271	166,271
Cold drink store fixtures and equipment	81,951	72,851
Furniture and equipment	18,993	18,168
	582,827	577,905
Less – accumulated depreciation	(364,791)	(216,985)
Total, net	$218,036	$360,920

For the years ended December 31, 2016 and 2015, depreciation expense was $157,507 and $109,463, respectively. The Company’s property and equipment does not relate to the production of inventory as the Company produces its inventory at third party locations. As a result, depreciation expense was included in general and administrative expenses during the years ended December 31, 2016 and 2015. The Company disposed of one of its vehicles on July 18, 2016. In connection with the disposal, the Company recognized a loss of $233.

NOTE 4 – AUTOMOBILE LOANS

During 2014, the Company financed the purchase of four vehicles with loans payable. As follows:

	As of December 31,
	2016	2015
Loan dated February 17, 2014 for $31,681 bearing interest at 3.59%. The loan requires 72 monthly payments of principal and interest of $490 and matures on March 3, 2020.	$18,067	$23,143

Loan dated April 3, 2014 for $23,206 bearing interest at 10.74%. The loan requires 36 monthly payments of principal and interest of $758 and matures on April 10, 2017. The loan is guaranteed by a stockholder and CEO of the Company.	2,986	11,248

Loan dated June 3, 2014 for $14,954 bearing interest at 4.99%. The loan requires 60 monthly payments of principal and interest of $282 and matures on June 3, 2019.	7,973	10,852

Loan dated June 3, 2014 for $14,954 bearing interest at 4.99%. The loan required 60 monthly payments of principal and interest of $282 and was set to mature on June 3, 2019. The loan was repaid in full.	-	10,852

Total automobile loans	29,026	56,095

Current portion of automobile loans	11,446	19,231

Long term portion of automobile loans	$17,580	$36,864

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – AUTOMOBILE LOANS (CONTINUED)

As of December 31, 2016, the gross carrying amount of fixed assets and accumulated depreciation of trucks and automobiles which serve as collateral related to these loans were $88,637 and $49,255, respectively. As of December 31, 2015, the gross carrying amount of fixed assets and accumulated depreciation of trucks and automobiles related to these loans were $108,592 and $37,577, respectively.

Future payments of the principal amount of automobile loans are as follows:

For the years the ended December 31,
2017	$11,446
2018	8,730
2019	7,387
2020	1,463
Total	$29,026

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 14). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of December 31, 2016 and 2015, the outstanding balance on the equipment loan was $76,474 and $113,104, respectively. Future payments of the principal amount under the expense reimbursement agreement are $39,979, and $36,495 for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2016, the cost of vending machines under this agreement was $117,917 with accumulated depreciation of $45,857. As of December 31, 2015, the cost of vending machines under this agreement was $117,917 with accumulated depreciation of $4,913.

NOTE 6 – LOANS PAYABLE

Cullen Loans

On November 19, 2013 the Company and Cullen entered into a loan agreement (the “Cullen Loan Agreement”). Pursuant to the Cullen Loan Agreement, Cullen loaned the Company $600,000, bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. The Cullen Loan Agreement provided Cullen with the option to loan the Company an additional $600,000. The Cullen Loan Agreement also required that the Company utilize $450,000 of the loan to repay the line of credit – member. On December 5, 2013, Cullen exercised its option and extended to the Company an additional loan in the amount of $600,000 also bearing interest at 6% per annum with principal and accrued interest due on August 31, 2014. On April 1, 2014, the Company received $300,000 as proceeds from an additional loan from Cullen with interest at 6% per annum and a maturity of August 31, 2014. The maturity date of the Cullen Loans had been extended until March 15, 2016.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS PAYABLE (CONTINUED)

Cullen Loans, continued

These Cullen loans were secured by the accounts receivable and inventory of the Company. On March 26, 2015, the Company received $250,000 as proceeds from an additional loan from Cullen, bearing interest at 6% per annum with principal and interest due and payable on March 15, 2016. On May 27, 2015, the Company consummated the Mergers. In connection with the Mergers, $1,500,000 principal amount of the loans were forgiven and the remaining $250,000 principal amount of the loans eliminate upon consolidation.

Ivory Castle Loan

On May 4, 2015, the Company received $400,000 as proceeds from a loan with Ivory Castle Limited (“Ivory Castle”), a stockholder of the Company. This note bears interest at 6% per annum and matures on July 31, 2016. On June 30, 2015, the note and accrued interest of $403,485 were converted into 100,872 shares of common stock.

Bass Properties LLC

On April 28, 2015, the Company received $150,000 as proceeds from a loan from Bass Properties, LLC, a stockholder of the Company. This note bears interest at 10% per annum and matures on July 31, 2016. On June 30, 2015, the note and accrued interest of $152,425 were converted into 38,107 shares of common stock.

NOTE 7 – LINES OF CREDIT

UBS Credit Line

On October 27, 2016, the Company entered into the UBS Credit Line with UBS. The UBS Credit Line has a borrowing capacity of $1,300,000 and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of December 31, 2016, the interest rate on the UBS Credit Line was 3.272%. The UBS Credit Line is collateralized by certain of the Company’s short-term investments. As of December 31, 2016, the outstanding balance on the line of credit was $1,280,275.

NOTE 8 – LINE OF CREDIT – RELATED PARTIES

Brentwood LIIT Corp.

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

As of December 31, 2016 and December 31, 2015, the outstanding balance on the line of credit was $0 and $1,091,571, respectively.

The credit facility bears interest at a rate equal to the prime rate (3.75% at December 31, 2016) plus 7.5%, compounded monthly, and matures on November 23, 2018. Effective January 10, 2016, the Credit Agreement was amended such that interest was compounded on a quarterly basis. Upon the occurrence of an event of default, the Credit Agreement provides for an additional 8% interest pursuant to the terms of the agreement.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT – RELATED PARTIES (CONTINUED)

Brentwood LIIT Corp., continued

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

The Lender will have certain “piggyback” registration rights, on customary terms, with respect to the shares of the Company’s common stock issuable upon conversion of the lender note and upon exercise of the Brentwood Warrant. These shares were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-213875), which was declared effected by the SEC on January 31, 2017.

The Lender may accelerate the credit facility upon the occurrence of certain events of default, including a failure to make a payment under the credit facility when due, a violation of the covenants contained in the Credit Agreement and related documents, a filing of a bankruptcy petition or a similar event with respect to LIBB or the Company or the occurrence of an event of default under other material indebtedness of LIBB or the Company. The Company and LIBB also made certain customary representations, warranties and covenants, including negative covenants with respect to the incurrence of indebtedness. As of December 31, 2016, the Company was in compliance with these covenants.

Deferred financing costs related to the Credit Agreement, which are included in the accompanying consolidated balance sheet, are amortized over the three year term of the line of credit agreement. As of December 31, 2016, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $1,061,347. As of December 31, 2015, the gross carrying amount of deferred financing costs were $1,903,879 with accumulated amortization of $65,797.

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

NOTE 8 – LINE OF CREDIT – RELATED PARTIES (CONTINUED)

Brentwood LIIT Corp., continued

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

Induced conversion of the credit facility and the related warrants

As disclosed above, on July 29, 2016, as part of the Recapitalization, the outstanding balance and accrued interest on the credit facility and the Lender’s warrant to purchase 1,111,111 shares of the Company’s common stock was converted into a total of 908,083 shares of the Company’s common stock. The Company accounted for this transaction as an “induced conversion” in accordance with the ASC 470. The transaction qualifies as an inducement as the Company effectively lowered the exercise price of the warrant in order to induce the holder to convert the debt and warrants to shares of common stock. The Company’s purpose for the inducement was to improve the Company’s balance sheet and capitalization ahead of its proposed public offering.

ASC 470 prescribes that, upon an induced conversion of convertible debt, the Company should recognize in earnings the difference between (a) the fair value of the securities issued upon conversion and (b) the fair value of the securities that would have been issued in accordance with the original conversion terms. The Company determined that during April 2016, the Company’s common stock had a fair value of $5.50 per share. During April 2016, the Company determined that its common stock did not have sufficient trading volume for the market based trading price to be relied upon as a reliable measure of fair value. As such, the Company needed to utilize another measure in order to determine fair value. The Company determined that the best measure of fair value was the $5.50 price of shares issued upon the consummation of the Offering, which closed in July 2016. This fair value was consistent with the range of pricing established with the Company’s bankers ahead of the Offering, and aligned with the fact that the inducement transaction would only be effected upon the closing of the Offering.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT – RELATED PARTIES (CONTINUED)

During the year ended December 31, 2016, the Company recorded a non-cash charge of $1,587,954 related to the “induced conversion”, which is recorded on the Statements of Operations as loss on induced conversion of line of credit and warrants. The induced conversion charge was measured as of April 2016, the date the agreement was reached, and recorded on July 29, 2016, the date the conversion was consummated. The charge was calculated as follows:

For the year ended December 31, 2016

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

NOTE 9 – STOCKHOLDERS’ EQUITY

2015 Issuances

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2015 Issuances, continued

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

For sales prior to October 31, 2015, the Placement Agent was entitled to a commission equal to (a) 10% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent, and (b) 5% of the aggregate purchase price from the units sold to investors that were not introduced to the Company by the Placement Agent. In addition, the Company paid the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the units sold to investors introduced to the Company by the Placement Agent. At the final closing, the Placement Agent also will receive warrants to purchase a number of shares of the Company’s common stock equal to 10% of the total shares included in the units sold in the Placement, with an exercise price of $4.50 per share. Furthermore, if the Company sells the full $3,000,000 of units in the Placement, for the 12 month period commencing on the final closing of the Placement, the Placement Agent will have a right of first refusal to act as passive book runner with respect to any proposed underwritten public distribution or private placement of the Company’s securities. The Company also previously paid the Placement Agent a $15,000 commitment fee.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2015 Issuances, continued

For sales occurring subsequent to November 24, 2015 through March 1, 2016 the Placement Agent for the Second Offering will be paid a commission equal to 10% of the aggregate purchase price from the Units sold to investors introduced to the Company by the Placement Agent. The Company also will pay the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the Units sold to (i) investors introduced to the Company by the Placement Agent and (ii) investors not introduced to the Company by the Placement Agent who purchase less than $500,000 of Units in the aggregate (together, the “Covered Investors”). From March 1, 2016 through March 14, 2016, the Placement Agent will only be entitled to a 3% non-accountable allowance for investors introduced by our Company to the Placement Agent. In addition, the Placement Agent will receive warrants to purchase a number of shares of Common Stock equal to 10% of the total shares of Common Stock included in the Units sold in the Second Offering to the Covered Investors, with an exercise price of $4.50 per share. Furthermore, if the Company sells the full $3,000,000 of Units, for the 12 month period commencing on the final closing of the Second Offering, the Placement Agent will have a right of first refusal to act as passive bookrunner with respect to any proposed underwritten public distribution or private placement of the Company’s securities.

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

The gross proceeds from the Offering and the Second Offering were $696,000. The direct costs related to the First and Second Offering were $155,054. These direct costs as of December 31, 2015, include the value of 17,400 warrants to be issued to the Placement Agent. The 17,400 warrants to be issued were valued at $38,056. The Black Scholes option pricing model was used to estimate fair value as of the date of issuance using the following assumptions: a stock price of $4.00, a dividend yield of 0%, expected volatility of 68%, a risk free interest rate of 1.76%, and a contractual life of 5 years.

2016 Issuances

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2016 Issuances, continued

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2016 Issuances, continued

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

On March 31, 2016, the Company issued 3,400 shares of common stock to customers of the Company. As a result, year ended December 31, 2016, the Company recorded $13,600 as a reduction to net sales in the accompanying consolidated statements of operations.

On March 31, 2016, the Company issued 1,200 shares of common stock to suppliers of the Company. As a result, for the year ended December 31, 2016, the Company recorded $4,800 in cost of goods sold in the accompanying consolidated statements of operations.

On March 31, 2016, the Company issued 2,000 shares of common stock to brokers of the Company. As a result, for the year ended December 31, 2016, the Company recorded $8,000 in selling and marketing expenses in the accompanying consolidated statements of operations.

On March 31, 2016, the Company issued 6,700 shares of common stock to consultants of the Company. As a result, for year ended December 31, 2016, the Company recorded $0 and $26,800, respectively, in general and administrative expenses in the consolidated statements of operations.

On March 31, 2016, the Company issued 5,000 shares of common stock to a consultant pursuant to a consulting services agreement. The terms of the agreement require the consultant to perform services for the Company through February 23, 2017. For the year ended December 31, 2016, the Company recorded $16,364 of market research expense (reflected in selling and marketing expenses in the Consolidated Statement of Operations) and as a result, $3,636 was included in prepaid expenses in the accompanying balance sheet as of December 31, 2016.

On March 31, 2016, the Company issued 15,833 shares of common stock to a consultant, who also became a member of the Company’s Advisory Board on March 31, 2016. The shares were issued pursuant to a consulting agreement for future services. For the year ended December 31, 2016, the Company recorded $63,332 of market research expense and as a result, $0, was included in prepaid expenses in the accompanying balance sheet as of December 31, 2016. In addition, pursuant to the terms of the consulting agreement, the Company was required to make an advance payment of $20,000 which was made during April 2016. In addition the consultant will be paid an additional $30,000 in cash upon completion of the consultant’s services.

On March 31, 2016, the Company issued 7,500 shares of common stock to an employee of the Company. During the year ended December 31, 2016, $30,000 was included in selling and marketing expenses in the accompanying consolidated statements of operations related to this issuance.

On April 6, 2016, $56,250 of proceeds was received from a shareholder who had purchased shares in September 2015 representing the disgorgement of a short swing profit on the shareholder’s September 2015 sale of the Company’s stock.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2016 Issuances, continued

On July 29, 2016, the Company issued 10,000 shares of common stock to its Chief Financial Officer pursuant to his employment agreement. During the year ended December 31, 2016, $40,000 was included in general and administrative expenses in the accompanying consolidated statements of operations related to this issuance.

On July 29, 2016, the Company issued 5,000 shares of common stock to a consultant in exchange for services. During the year ended December 31, 2016, $20,000 was included in general and administrative expenses in the accompanying consolidated statements of operations related to this issuance.

On July 29, 2016, the Company issued 1,667 shares of common stock to a consultant pursuant to a consulting services agreement. During the year ended December 31, 2016, $9,169 was included in general and administrative expenses in the accompanying consolidated statements of operations related to this issuance.

On October 4, 2016 and October 7, 2016, the Company issued 140,135 shares of common stock to consultants for total expense of $764,662. Included in this amount was 67,635 to Julian Davidson, Executive Chairman, and 1,500 shares of common stock to Richard Allen pursuant to his consulting agreement prior to becoming Chief Financial Officer of the Company.

On December 27, 2016, Long Island Iced Tea Corp. the Company consummated the December Offering of 406,550 shares of the Company’s common stock (including 2,375 shares being sold to a member of the Board of Directors, through Network 1 Financial Securities, Inc. and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, between the Company and Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The Offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of $1,423,141.

NOTE 10 – STOCK BASED COMPENSATION

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

During January 2017, the 2015 Stock Option Plan was amended to increase the aggregate number of shares authorized for issuance by 283,333 shares, from 466,667 shares to 750,000 shares.

On May 27, 2015, as part of their employment agreements, the Company granted three officers of the Company and Mr. Panza, options to purchase 194,667 shares at an exercise price of $3.75 which are exercisable until May 26, 2020. These options vest on a quarterly basis over the two year period from the date of issuance. These options were not issued under the 2015 Stock Option Plan.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options, continued

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	194,667	$3.75	$6.22

Granted	286,744	5.50	2.71
Exercised	-	-	-
Expired, forfeited or cancelled	(56,000)	3.75	6.22

Outstanding at December 31, 2016	425,411	$4.93	$3.85	4.2	$58,240
Exercisable at December 31, 2016	199,582	$4.56	$4.38	4.2	$36,400

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of December 31, 2016, there was a total of $610,702 of unrecognized compensation expense related to unvested options. The cost is expected to be recognized through 2018 over a weighted average period of 1.19 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. For the years ended December 31, 2016 and 2015, the Company recorded stock based compensation related to stock options of $905,672 and $359,303. In addition, the Company recorded $30,000 related to the issuance of 7,500 shares of common stock to an employee.

The Black Scholes option pricing model was used to estimate fair value of options granted as of the date of grant during 2016 using the following assumptions: a stock price of $5.50, a dividend yield of 0%, expected volatility of 75%, a risk free interest rate of 1.12%, and an expected life of 3.0 years. The simplified method was used to determine the expected life as the options were considered to be plain-vanilla options.

The Black Scholes option pricing model was used to estimate fair value of options granted as of the date of grant during 2015 using the following assumptions: a stock price of $8.70, a dividend yield of 0%, expected volatility of 79%, a risk free interest rate of 0.99%, and an expected life of 3.25 years. The simplified method was used to determine the expected life as the options were considered to be plain-vanilla options.

Stock Warrants

During the year ended December 31, 2015, the Company issued 1,285,111 warrants (See Note 9), which are all exercisable.

From January 1, 2016 through March 14, 2016, in connection with the Second Offering, the Company issued warrants to purchase 171,725 shares of the Company’s common stock to investors at an exercise price of $6.00 per share. These warrants were fully vested upon issuance and expire on November 30, 2018.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

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

The following table summarizes the stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2016	1,285,111	$4.70	-
Issued	296,570	$5.92	-
Expired	-	$-	-
Exchanged	(1,111,111)	$4.50	-
Outstanding December 31, 2016	470,570	$5.95	2.2
Exercisable at December 31, 2016	470,570	$5.95	2.2

The following tables summarize total stock-based compensation costs recognized for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Stock options	$905,672	$359,303
Common Stock	270,000	-
Total	$1,175,672	$359,303

The total amount of stock-based compensation was reflected within the statements of operations as:

	For the Year Ended December 31,
	2016	2015
General and administrative	$963,218	$250,909
Sales and marketing	212,454	108,394
Total	$1,175,672	$359,303

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$3,093,358	$713,603
Allowance for uncollectible accounts	90,177	16,632
Stock-based compensation	405,616	142,284
Accounts payable	53,170	-
Other accruals	293,601	95,040
Compensation costs	11,058	11,286
Valuation allowance	(3,955,042)	(986,560)
Charitable Contributions	8,062	7,715
Net deferred tax asset	$-	-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from operations before provision for income taxes is as follows:

	For the year ended December 31,
	2016	2015
Statutory federal tax rate	(34.0)%	(34.0)%
State, taxes, net of federal benefit	(4.8)%	(5.6)%
Permanent differences:
Financing costs- warrant amortization	3.4%	0.8%
Merger costs	-	-
Pre-merger LIBB book loss	-	8.1%
Other	1.1%	-
Loss on inducement	5.9%	-
Valuation allowance	28.4%	30.7%
Effective tax rate	-%	-%

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers (“NOLs”) when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points.

On May 27, 2015, the Mergers represented a more than 50 percentage point change in ownership of Cullen, with the result that Cullen’s NOLs are subject to a limitation under Section 382. Upon a change of ownership under Section 382, such losses, provided that certain requirements for business continuity are met, would be subject to an annual limitation based upon the fair value of Cullen multiplied by the long-term tax exempt bond rate. The Company determined that it did not meet the business continuity requirements, and as such, Cullen’s NOLs in the aggregate gross amount of $5,327,000 were not eligible to be carried forward past the date of the Mergers.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

In connection with the Mergers, the Company recorded gross deferred tax assets of $986,560, and net deferred tax assets of $0, after consideration of a full valuation allowance of $986,560.

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2016 and 2015, the Company determined that it is more likely than not that it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets was required. As of December 31, 2016, the Company has recorded a valuation allowance of $3,955,042.

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,972,573 and $7,972,573, respectively.

The Company remains subject to examination by tax authorities for tax years 2013 through 2015. The Company files income tax returns in the U.S. federal jurisdiction and approximately 23 states.

As of December 31, 2016, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. For the year ended December 31, 2016, commissions to these brokers currently range from 2-5% of sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels are 44% and 42% for the years ended December 31, 2016 and 2015, respectively.

Employment Agreements

On May 27, 2015, the Company entered into employment agreements with Messrs. Thomas and Mr. Dydensborg to serve as Chief Executive Officer and Chief Operating Officer, respectively. Each has a term of two years except the agreement with Mr. Dydensborg provides that either the Company or the executive can terminate the agreement with six months’ advance notice. The employment agreements will provide for Messrs. Thomas and Dydensborg to receive base salaries of $150,000 and $130,000, respectively. Additionally, each is entitled to an incentive bonus at the discretion of the Board of Directors of up to 50% and 40% such individual’s base salary, respectively (see Note 15).

On February 1, 2016, the Company entered into an agreement with an employee. The employee is to be paid a base salary of $120,000 per annum through December 31, 2018. In addition, the employee was awarded 7,500 shares of common stock at the inception of the agreement (see Note 9).

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

On December 9, 2016, the Company entered into an employment agreement with Julio X. Ponce to serve as Vice President of Southeast and Latin American Sales of the Company. Until December 31, 2016, Mr. Ponce was an owner of one of the Company’s distributors. Mr. Ponce’s primary duties shall be to advance the sales of ALO Juice. The term of employment agreement is from January 1, 2017 to December 31, 2017 and can be extended by written mutual agreement of the parties. Mr. Ponce will receive a base salary of $90,000 and an incentive bonus of up to 62,500 shares of the Company’s common stock based on the introduction or procurement of sales and/or distributors of the Company’s products outside of the Southeast United States and an additional performance bonus of up to 905,769 shares of the Company’s common stock based on sales of the Company’s iced tea and ALO Juice product by Mr. Ponce to approved customers reaching target thresholds in 2017. The target thresholds are between $2.5 million and $5.5 million for ALO Juice and between $2.0 million and $4.0 million for the Company’s iced tea products. Notwithstanding the foregoing, if such sales in 2018 do not reach at least 60% of their 2017 levels, the performance bonus will not be payable.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the year ended December 31, 2015, the Company entered into agreements with four members of its Advisory Board. Upon signing the agreement, each Advisory Board Member was entitled to receive 7,500 shares of common stock. These shares were issued on January 26, 2016. For each year of service after December 31, 2015, the Advisory Board members will be entitled to receive $30,000 worth of common stock and $12,000 in cash on an annual basis. In addition, the members will be entitled to reimbursement of expenses and $1,000 for each meeting attended. The agreements can be terminated by either party with 30 days’ notice. During the year ended December 31, 2016 and 2015, the Company incurred $175,000 in costs which are included in general and administrative expenses in the consolidated statements of operations.

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

On August 18, 2016, the Company entered into a second amendment to the consulting agreement with Julian Davidson. The amendment modified the condition that was required to be satisfied for certain changes in the compensation payable to Mr. Davidson under the consulting agreement to take effect. After the amendment, upon the Company completing an equity raise with gross proceeds of at least $6,900,000, the monthly cash fee to Mr. Davidson increases to $20,000 per month, the monthly stock grant to Mr. Davidson is eliminated and Mr. Davidson receives a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock. The amendment also modified the compensation that will be payable to Mr. Davidson under his agreement. Mr. Davidson is entitled to receive an option to purchase 4% of the fully diluted common stock outstanding immediately after the Offering, or 286,744 shares of the Company’s common stock. On August 18, 2016, the Company granted to Mr. Davidson an option to purchase 286,744 shares of common stock. (See Note 10)

On October 5, 2016, the Company entered into an amended and restated consulting agreement with Julian Davidson (“Davidson Amendment”), effective as of September 29, 2016, which provides for him to continue to serve as the Company’s Executive Chairman.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements, continued

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

On January 27, 2017, upon the closing of an offering, (See Note 15 – Subsequent Events), the Company achieved the threshold of offerings with gross proceeds exceeding $3,000,000. In connection with the Davidson Amendment on September 29, 2016, Mr. Davidson was issued 20,000 shares of the Company’s common stock and an option to purchase 71,686 shares of the Company’s common stock.

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

Leases

On June 6, 2014, the Company entered into a lease agreement. The lease commenced on July 1, 2014 and extends through June 30, 2017 and includes a two year extension option.

Rent expense for the years ended December 31, 2016 and 2015 was $47,655 and $46,459, respectively.

Future minimum payments under the Company’s leases for the year ended December 31, 2017 is $26,523.

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the year ended December 31, 2016 and 2015 was $86,290 and $50,236, respectively.

NOTE 13 – MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2016, two customers accounted for 20% and 11% of the Company’s net sales. For the year ended December 31, 2015, one customer accounted for 10% of net sales.

For the years ended December 31, 2016 and 2015, the largest vendors represented 69% (four vendors, including 23% related to the purchase of ALO Juice from suppliers in Korea) and approximately 80% (four vendors) of purchases, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RELATED PARTIES

During the year ended December 31, 2015, the Company entered into a Credit Agreement with Brentwood LIIT Inc., a related party (see Note 8).

The Company recorded revenue related to sales to two entities, whose owners became employees of the Company during 2014. For the year ended December 31, 2016 and 2015, sales to these related parties were $19,126 and $35,523, respectively. As of December 31, 2016, accounts receivable from these customers were $10,676. As of December 31, 2015, accounts receivable from these customers were $15,513.

The Company recorded revenue related to sales to an entity, CFG Distributors LLC, whose owner became an employee of the Company during 2015. For the years ended December 31, 2016 and 2015, sales to this related party were $463 and $14,527, respectively. As of December 31, 2016 and 2015, accounts receivable from this customer were $44,939 and $51,961, respectively.

In addition, the Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For years ended December 31, 2016 and 2015, sales to this related party were $3,451 and $4,800, respectively. As of December 31, 2016 and December 31, 2015, there was $0 and $518, respectively, due from this related party which was included in accounts receivable in the consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the year ended December 31, 2016 and 2015, the Company purchased $27,557 and $9,356, respectively, of product from this entity. As of December 31, 2016 and 2015, the outstanding balance due to this entity included in accounts payable was $10,043 and $3,242, respectively.

During the year ended December 31, 2016, the Company accrued $313,500 in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the statements of operations. The non-employee members of the Board of Directors will receive $35,000 worth of stock for their services and $30,000 in cash. These shares were issued in January 2017. During the year ended December 31, 2015, the Company accrued $120,000 in expenses related to fees payable to the Company’s Board of Directors which were included in general and administrative expenses in the statements of operations. These shares were issued on January 27, 2016.

A stockholder and a company owned by member of the Board of Directors of the Company has paid certain expenses on behalf of the Company. As of December 31, 2016 and 2015 accounts payable and accrued expenses to these parties were $4,032 and $87,258, respectively.

During May and June 2016, the Company received short term advances of $199,900 from Eric Watson, a significant stockholder of the Company. During August 2016, the Company repaid the loan balance with interest of $6,616.

During May and June 2016, the Company received short term advances of $96,123 from Bass Properties LLC, a stockholder of the Company. During August 2016, the Company repaid the loan balance along with interest of $3,081.

NOTE 15 – SUBSEQUENT EVENTS

Issuance of Options

On January 4, 2017, the Company issued to various officers, directors, and employees options to purchase an aggregate of 220,867 shares of the Company’s common stock. The options expire 5 years from the date of grant, have an exercise price of $5.00, and vest quarterly over two years. The options have a fair value of $440,696.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Issuance of Options, continued

The Company determined the fair value of the options using the Black-Scholes option pricing model and assumed the following: a stock price of $4.32, a dividend yield of 0%, expected volatility of 75%, a risk free interest rate of 1.43%, and an expected life of 3.1 years.

On March 27, 2017 the Company’s Board of Director’s approved the issuance of an option to purchase 70,000 shares of the Company’s common stock to a member for the Board of Directors for services provided. The option has a term of five years, an exercise price of $4.50 per share and vests in three equal annual installments commencing on the date of issuance. The option has a fair value of $130,263.

The Company determined the fair value of the option using the Black-Scholes option pricing model and assumed the following: a stock price of $4.00, a dividend yield of 0%, expected volatility of 75%, a risk free interest rate of 1.51%, and an expected life of 3.0 years.

Issuance of Common Stock

On January 17, 2017, the Company issued 41,965 shares of common stock to directors of the Company. The shares were issued in satisfaction of accrued director fees and had a fair value of $175,000.

On January 30, 2017, the Company issued 61,208 shares of the Company’s common stock to consultants of the Company in satisfaction of accrued obligations. The shares were valued based upon the value of such accrued obligations.

On March 27, 2017, the Company’s Board of Directors approved the issuance of 5,000, 15,000 and 45,000 shares of the Company’s common stock to directors, consultants and employees, respectively, in consideration of services provided.

On March 27, 2017, the Company’s Board of Directors approved the issuance of 111,457 shares of the Company’s common stock to consultants of the Company in consideration of services provided.

Employment Agreement

On March 10, 2017, the Company entered into an amended and restated employment agreement with Mr. Thomas. The amended employment agreement has a term that runs until December 31, 2019. Mr. Thomas will receive a base salary of $250,000, was paid $83,000 upon the signing of the agreement, and is eligible for paid incentive bonuses from the Company. Pursuant to the agreement, Mr. Thomas was also granted an option to purchase 75,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The option vested 25,000 shares immediately and the remaining 50,000 shares will vest in two equal portions on March 10, 2018 and March 10, 2019. The option will expire five years from the date of grant.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Consulting Agreement

On March 1, 2017, the Company entered into a consulting agreement with an investor relations and communications firm. The agreement commenced on March 1, 2017 for an initial term of two months. The agreement may be renewed on a monthly basis by the Company, and shall terminate in 180 days from the date of the agreement. In consideration for services, the Company shall pay (a) $15,000 in cash on the signing of the contract and $15,000 on the 5th day of each month thereafter, (b) up to $135,000 ancillary budget (at the Company’s discretion) due each month for the balance of the contract, (c) 10,000 shares of Rule 144 common stock to be issue upon execution of the agreement and on the 5th day of each month until termination or renewal of this contract, and (d) the Company will reimburse any pre-approved travel or other expenses monthly.

