Form 10-Q
period 2017-03-31
Long Island Iced Tea Corp.
filed 2017-05-12
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 12, 2017, 8,383,066 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$118,474	$1,249,550
Accounts receivable, net	1,654,579	1,627,058
Inventories, net	1,074,477	1,187,941
Restricted cash	-	103,603
Short term investments	1,602,655	2,389,521
Prepaid expenses and other current assets	304,020	91,072
Total current assets	4,754,205	6,648,745

Property and equipment, net	206,232	218,036
Intangible assets	21,250	22,500
Other assets	49,308	52,470
Deferred financing costs	730,953	842,533
Total assets	$5,761,948	$7,784,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$702,826	$886,316
Accrued expenses	803,381	911,843
UBS Credit Line	-	1,280,275
Current portion of automobile loans	8,467	11,446
Current portion of equipment loan	42,049	39,979
Total current liabilities	1,556,723	3,129,859

Other liabilities	30,000	30,000
Deferred rent	903	1,807
Long term portion of automobile loans	15,431	17,580
Long term portion of equipment loan	26,202	36,495
Total liabilities	1,629,259	3,215,741

Commitments and contingencies, Note 8

Stockholders' Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 8,358,066 and 7,715,306 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	836	772
Additional paid-in capital	20,581,990	17,575,583
Accumulated deficit	(16,432,088)	(12,977,566)
Accumulated other comprehensive loss	(18,049)	(30,246)
Total stockholders' equity	4,132,689	4,568,543

Total liabilities and stockholders' equity	$5,761,948	$7,784,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net sales	$1,113,337	$508,169

Cost of goods sold	951,244	467,618
Gross profit	162,093	40,551

Operating expenses:
General and administrative expenses	2,005,074	777,665
Selling and marketing expenses	1,502,943	486,543
Total operating expenses	3,508,017	1,264,208

Operating loss	(3,345,924)	(1,223,657)

Other expenses:
Other expense	(12,378)	-
Interest expense, net	(96,220)	(193,413)
Total other expenses	(108,598)	(193,413)

Net loss	$(3,454,522)	$(1,417,070)

Unrealized gain on investments	12,197	-

Comprehensive loss	$(3,442,325)	$(1,417,070)

Weighted average number of common sharesoutstanding – basic and diluted	8,073,559	4,720,929

Basic and diluted net loss per share	$(0.43)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at January 1, 2017	7,715,306	$772	$17,575,583	$(12,977,566)	$(30,246)	$4,568,543

Issuance of common stock in public offering, net of costs	376,340	38	1,429,702	-	-	1,429,740
Issuance of common stock to the board of directors	41,965	4	174,996	-	-	175,000
Issuance of common stock to consultants and vendors	204,455	20	771,481	-	-	771,501
Stock based compensation - issuance of common stock to an executive officer	20,000	2	81,798	-	-	81,800
Stock based compensation	-	-	548,430	-	-	548,430
Unrealized gain on investments	-	-	-	-	12,197	12,197
Net loss	-	-	-	(3,454,522)	-	(3,454,522)

Balance at March 31, 2017	8,358,066	$836	$20,581,990	$(16,432,088)	$(18,049)	$4,132,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(3,454,522)	$(1,417,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	257,787	8,693
Depreciation and amortization expense	42,619	39,945
Deferred rent	(904)	(518)
Loss on sale of securities	11,458	-
Stock based compensation	630,230	181,354
Amortization of deferred financing costs	111,580	158,656
Paid-in-kind interest	-	36,359
Changes in assets and liabilities:
Accounts receivable	(285,308)	(38,360)
Inventory	113,464	231,080
Prepaid expenses and other current assets	(80,888)	(86,785)
Other assets	3,162	(36,162)
Accounts payable	250,253	(199,752)
Accrued expenses	272,235	226,068
Total adjustments	1,325,688	520,578

Net cash used in operating activities	(2,128,834)	(896,492)

Cash Flows From Investing Activities
Purchases of property and equipment	(29,564)	-
Release of restricted cash	103,603	127,580
Proceeds from short term investments	803,946	-
Purchase of short term investments	(16,341)	-

Net cash provided by investing activities	861,644	127,580

Cash Flows From Financing Activities
Repayment of automobile loans	(5,128)	(4,680)
Repayment of equipment loans	(8,223)	(9,153)
Repayment of line of credit	(1,280,275)	-
Proceeds from line of credit, related party	-	250,000
Payments of deferred offering costs	-	(53,383)
Proceeds from the public offering, net of costs	1,429,740	-
Proceeds from the sale of common stock and warrants, net of costs	-	741,790

Net cash provided by financing activities	136,114	924,574

Net (decrease) increase in cash	(1,131,076)	155,662

Cash, beginning of period	1,249,550	207,192

Cash, end of period	$118,474	$362,854

Cash paid for interest	$1,868	$3,643

Non-cash investing and financing activities:
Stock subscription receivable	$-	$120,000
Issuance of common stock to consultants, vendors and customers	$771,501	$136,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Business Organization

Long Island Iced Tea Corp, a Delaware corporation (“LIIT”), was formed on December 23, 2014. LIIT was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). On December 31, 2014, LIIT entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), LIBB and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of LIIT and (b) LIBB Merger Sub was merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of LIIT (the “Mergers”). As a result of the Mergers which were consummated on May 27, 2015, LIIT consisted of its wholly owned subsidiaries, LIBB (its operating subsidiary) and Cullen and Cullen’s wholly owned subsidiaries (collectively the “Company”).

Under the merger agreement, upon consummation of the Mergers, the former holders of the LIBB membership interests (the “LIBB members”) received 2,633,334 shares of common stock of LIIT (or approximately 63%).

For accounting purposes, the Mergers were treated as an acquisition of Cullen by LIBB and as a recapitalization of LIBB, as the former LIBB members held a large percentage of LIIT’s shares and exercised significant influence over the operating and financial policies of the consolidated entity and Cullen was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination. As a result, the condensed consolidated balance sheets, statements of operations, and statements of cash flows of LIBB have been retroactively updated to reflect the recapitalization. Additionally, the historical condensed consolidated financial statements of LIBB are now reflected as those of the Company.

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

The Company aspires to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: “consumers on the go” and “health conscious consumers.” “Consumers on the go” are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. “Health conscious consumers” are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative beverages such as iced tea.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

Overview, continued

The Company produces a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, sweet tea and half tea and half lemonade. The Company also offers lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry and peach. The Company also sells its iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, sweet tea and mango. The company also sells a private label version of its iced tea products. In addition, in order to service certain vending contracts, the Company sells snacks and other beverage products on a limited basis.

The Company distributes an aloe vera derived juice beverage (“ALO Juice”). During the three months ended March 31, 2017, the Company’s ALO Juice product accounted for approximately 36% of its condensed consolidated net sales.

On March 14, 2017, the Company announced that it is expanding its brand to include lemonade. Lemonade will be offered in nine flavors and will be offered at retail in both single and 12-packs of 18oz bottles.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with expanding distribution in Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island and parts of the Midwest. As of March 31, 2017, the Company’s products are available in 27 states and in Canada and Latin America.

Asset Purchase Agreement

On December 8, 2016, the Company entered into an asset purchase agreement with The Wilnah International, LLC (“Wilnah”). Pursuant to the agreement, the Company will acquire the intellectual property (“IP”) (trade names, formulas, recipes) for ALO Juice. Upon the closing, the Company will issue to Wilnah 5,000 shares of its common stock. The closing of the transaction is expected to occur in the second quarter of 2017. Separately, the Company has entered into an employment agreement with Julio X. Ponce, majority interest member of Wilnah, to expand the Company’s sales of ALO Juice products within the Southeast U.S. and Latin American regions.

Liquidity and Management’s Plan

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors.

As of March 31, 2017, the Company had cash of $118,474 and short term investments of $1,602,655. As of March 31, 2017, the Company had working capital of $3,197,482. The Company incurred net losses of $3,454,522 and $1,417,070 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company’s stockholders’ equity was $4,132,689.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS (CONTINUED)

Liquidity and Management’s Plan, continued

Pursuant to a Credit and Security Agreement (the “Credit Agreement”), the Company has a revolving credit facility in an amount up to $3,500,000, subject to approval by the lender (See Note 5).

On January 27, 2017, the Company sold 376,340 shares of the Company’s common stock in a public offering at an average price of $4.02 per share. Of the shares sold, 300,000 were sold to the public at an offering price of $4.00 while the remaining 76,340 shares were sold to officers and directors of the Company at a price of $4.10 per share. The sale of common stock generated gross proceeds of $1,513,000 and net proceeds of $1,429,740 after deducting commissions and other offering expenses.

The Company believes that as a result of the commitment for financing from certain members of management and a stockholder and its working capital as of March 31, 2017, its cash resources will be sufficient to fund the Company’s net cash requirements through May 15, 2018. However, in order to execute the Company’s long-term growth strategy, the Company may need to raise additional funds through private equity offerings, debt financings, or other means. On May 12, 2017, the Company received a commitment letter from certain members of management and a stockholder committing to fund any cash deficit required to sustain the operations of the Company through May 15, 2018. There are no assurances that the Company will be able to raise such funds on terms that would be acceptable to the Company.

In consideration for a prior commitment for financing the Company through March 31, 2018 from a stockholder, on March 29, 2017, the Company’s Board of Directors issued to this stockholder a warrant to purchase 165,000 shares of the Company’s common stock at an exercise price of $4.18 per share. This warrant has a term of one year and was fully vested upon issuance. The option had a grant date fair value of $172,526, which was fully charged to general and administrative expense during the three months ended March 31, 2017. The fair value of the warrant was determined utilizing the Black-Scholes option pricing model, based upon a common stock price of $4.00 per share, dividend yield of 0%, expected volatility of 70%, risk free interest rate of 1.00%, and an expected life in years of 1.00.

In consideration for the May 12, 2017 commitment for financing the Company through May 15, 2018 from a stockholder, on May 12, 2017, the Company’s Board of Directors issued to this stockholder a warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $4.90 per share. This warrant has a term of one year and was fully vested upon issuance.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2017.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

Customer Marketing Programs and Sales Incentives

The Company participates in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. During the three months ended March 31, 2017, an adjustment to these allowances resulted in an increase of $9,144 in net sales. During the three months ended March 31, 2016, these allowances resulted in a reduction in net sales of $45,165.

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $25,290 and $40,152, for the three months ended March 31, 2017 and 2016, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $51,642 and $9,631 for the three months ended March 31, 2017 and 2016, respectively.

Research and Development

Costs related to new product initiatives incurred during the three months ended March 31, 2017 and 2016 were $176,862 and $400, respectively, and were included in selling and marketing expenses. Other research and development costs were $829 and $46,667 for the three months ended March 31, 2017 and 2016, respectively and were included in general and administrative expenses. The expenses incurred during the three months ended March 31, 2016 were incurred pursuant to a product development agreement which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. As of March 31, 2017, $50,000 was included in accrued expenses in the condensed consolidated balance sheet related to the 2016 arrangement.

Short-term Investment

The Company accounts for securities in accordance with accounting standards for investments in debt and equity securities. Accounting standards require investments in debt and equity securities to be classified as either “held to maturity”, “trading”, or “available-for-sale.”

The Company holds investments in marketable securities, consisting of U.S. government securities and mutual funds. The Company’s available-for-sale securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders’ equity when applicable. During the three months ended March 31, 2017 and 2016, the unrealized gain was $12,197 and $0, respectively. Unrealized losses are charged against interest and other income/(expense), net, when a decline in fair value is determined to be other-than-temporary. The Company has not recorded any such impairment charge in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income/(expense), net.

The following table sets forth the available-for-sale securities:

	As of
	March 31, 2017	December 31, 2016
US Government Securities	$-	$195,374
Fixed income Mutual Funds	1,602,655	2,194,147
	$1,602,655	$2,389,521

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Investment, (continued)

Short-term investments included the following securities with gross unrealized gains/losses included in other comprehensive loss:

	As of March 31, 2017
	Amortized	Unrealized
	Cost	Loss	Fair Value
U. S. government securities	$-	$-	$-
Fixed income Mutual funds	1,620,704	(18,049)	1,602,655
Total	$1,620,704	$(18,049)	$1,602,655

	As of December 31, 2016
	Amortized	Unrealized
	Cost	Losses	Fair Value
U. S. government securities	$195,570	$(196)	$195,374
Fixed income Mutual funds	2,224,197	(30,050)	2,194,147
Total	$2,419,767	$(30,246)	$2,389,521

The following table classifies the US Government Securities by maturity:

	As of
	March 31, 2017	December 31, 2016
Within one year	$-	$94,967
Within one to five years	-	100,407
	$-	$195,374

Accounts Receivable

The Company sells products to distributors and in certain cases directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. While the Company has a concentration of credit risk in the retail sector, it believes this risk is mitigated due to the diverse nature of the customers it serves, including, but not limited to, its type, geographic location, size, and beverage channel. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Accounts receivable have terms of ranging from 30 to 75 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable, continued

Accounts receivable, net, is as follows:

	As of
	March 31, 2017	December 31, 2016
Accounts receivable, gross	$2,144,878	$1,859,474
Allowance for doubtful accounts	(490,299)	(232,416)
Accounts receivable, net	$1,654,579	$1,627,058

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, short-term investments and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks. As of March 31, 2017, the Company was exposed to concentrations of credit risk through short-term investments held with two financial institutions. One customer accounted for 47% and 46% of the Company’s trade receivables as of March 31, 2017 and December 31, 2016, respectively. The Company does not generally require collateral or other security to support customer receivables.

On March 14, 2017, a distributor that represented 47% of the Company’s trade receivables as of March 31, 2017 issued to the Company a note in the amount of $467,444 due on June 12, 2017. Such note provides credit enhancement and bears interest commencing on the 45th day from the date of execution based on the Wall Street Journal’s prime rate at (4% per annum at March 31, 2017) for a period of 45 days and then adjusted to 15% per annum, thereafter. The obligations of the distributor under the note are personally guaranteed by its former part owner, who, on January 1, 2017, became the Company’s employee.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea and ALO Juice. As of March 31, 2017 and December 31, 2016, included in inventory was finished goods inventory with a cost of approximately $206,000 and $320,000, respectively, that was delivered to a distributor, and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 2017 and December 31, 2016, the Company recorded reserves of $59,113 and $45,078, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	March 31, 2017	December 31, 2016
Finished goods	$627,970	$905,642
Raw materials and supplies	446,507	282,299
Total inventories	$1,074,477	$1,187,941

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended March 31, 2017 and 2016, depreciation expense was $41,369 and $38,694, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs of $1,250 and $2,500 as of March 31, 2017 and December 31, 2016, respectively. The estimated useful life of the capitalized costs of the Company’s website is 3 years and is depreciated on a straight line basis. As of March 31, 2017, the cost of the website development was $15,000 and the accumulated amortization was $13,750. As of December 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $12,500. For the three months ended March 31, 2017 and 2016, amortization expense was $1,250 and $1,251, respectively. Expected future amortization of website development costs is $1,250 for the nine months ended December 31, 2017.

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

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options, warrants and the conversion. The computation of diluted earnings per share excludes those with an exercise price in excess of the average market price of the Company’s common shares during the periods presented. The computation of diluted earnings per share excludes outstanding options, warrants and other dilutive instruments in periods where the inclusion of such instruments would be antidilutive, as provided below:

	For the Three Months Ended March 31,
	2017	2016
Options to purchase common stock	862,964	425,411
Warrants to purchase common stock	635,570	470,570
Total potentially dilutive securities	1,498,534	895,981

Fair Value of Financial Instruments

The carrying amounts of cash, short term investments, accounts receivable, accrued expenses, automobile and equipment loans and the UBS Credit Line (See Note 4 below) approximate fair value due to the short-term nature of these instruments. In addition, for notes payable, the Company believes that interest rates approximate prevailing rates.

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

Fair values for short-term money market investments are determined from quoted prices in active markets for these money market funds, and are considered to be Level 1.

The carrying value of financial instruments in the Company’s condensed consolidated financial statements are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at March 31, 2017	$1,602,655	$-	$-

Short-term investments at December 31, 2016	$2,389,521	$-	$-

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

On March 30, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard effective December 31, 2016. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company is currently preparing its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, and intends to adopt the guidance when it becomes effective for the Company on January 1, 2018.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, continued

In May 2016, the FASB issued Accounting Standards Update ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company is currently preparing its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, and intends to adopt the guidance when it becomes effective for the Company on January 1, 2018.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments for this update provide guidance on the eight specific cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this standard effective December 31, 2016. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans, Note 8 - Commitments and Contingencies and Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 10). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of March 31, 2017 and December 31, 2016, the outstanding balance on the equipment loan was $68,251 and $76,474, respectively.

NOTE 4 – UBS CREDIT LINE

On October 27, 2016, the Company entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of March 31, 2017, the interest rate on the UBS Credit Line was 3.483%. The UBS Credit Line, when drawn, is collateralized by certain of the Company’s short-term investments. As of March 31, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of March 31, 2017 and December 31, 2016, the Company’s borrowing capacity under the UBS Credit line was $521,587 and $19,725, respectively.

NOTE 5 – LINE OF CREDIT – RELATED PARTIES

Brentwood LIIT Corp.

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and LIIT (NZ) Ltd. (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 17.4% of the Company as of March 31, 2017. The Credit Agreement provides for a revolving credit facility in an amount of up to $3,500,000, subject to approval by the lender. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender.

NOTE 6 – STOCKHOLDERS’ EQUITY

2017 Issuances

On January 3, 2017, the Company issued 1,790 shares to a product broker. The shares had a fair value of $7,500.

On January 17, 2017, the Company issued 41,965 shares of common stock to directors of the Company. The shares were issued in satisfaction of accrued director fees and had a fair value of $175,000.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

2017 Issuances, continued

On January 30, 2017, the Company issued 61,208 shares of the Company’s common stock to consultants of the Company in satisfaction of accrued obligations. The shares were valued based upon the value of such services. The fair value was $213,550. As of March 31, 2017, $104,690 is included within prepaid expenses and other current assets in the condensed consolidated balance sheets.

On March 27, 2017, the Company’s Board of Directors approved the issuance of 5,000 and 25,000 shares of the Company’s common stock to directors and consultants, respectively, in consideration of services provided. The fair value of these shares was $112,853.

On March 27, 2017, the Company’s Board of Directors approved the issuance of 111,457 shares of the Company’s common stock to consultants of the Company in consideration of services provided. The fair value of these shares was $437,598.

NOTE 7 – STOCK BASED COMPENSATION

Stock Options

On May 27, 2015, the Company’s board of directors adopted the 2015 Long-Term Incentive Equity Plan (“2015 Stock Option Plan”). The 2015 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. During January 2017, the 2015 Stock Option Plan was amended to increase the aggregate number of shares authorized for issuance by 283,333 shares to 750,000 shares.

On January 5, 2017, the Company issued to various officers, directors, and employees options to purchase an aggregate of 220,867 shares of the Company’s common stock. The options expire five years from the date of grant, have an exercise price of $5.00, and vest quarterly over two years, beginning on April 5, 2017. The options have a fair value of $440,698.

On January 30, 2017, pursuant to his consulting agreement, Mr. Davidson, the Company’s Executive Chairman, was granted an option to purchase 71,686 shares of the Company’s common stock (See Note 8). The option expires four and a half years from the date of grant, has an exercise price of $4.09, and vests in three equal installments on January 30, 2017, July 28, 2017, and July 28, 2018. The option has a fair value of $131,240.

On March 10, 2017, in connection with his amended and restated employment agreement, Mr. Thomas, the Company’s Chief Executive Officer (“CEO”), was granted an option to purchase 75,000 shares of the Company’s common stock. The option expires five years from the date of grant and has an exercise price of $4.50 per share. The option will vest in three annual installments beginning on the date of grant. The option has a fair value of $128,062.

On March 27, 2017, as compensation, the Company issued to a director an option to purchase 70,000 shares of the Company’s common stock. The option will expire five years from the date of grant, has an exercise price of $4.50 per share, and vests in three annual installments beginning on the date of grant. The option has a fair value of $130,266.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options, continued

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

For the Three Months Ended March 31, 2017
Stock price	$ 3.88-$4.32
Exercise price	$ 4.09-$5.00
Dividend yield	0%
Expected volatility	72-75%
Risk-Free interest rate, per annum	1.43% – 1.57%
Expected life (in years)	2.58 - 3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	425,411	$4.93	$3.85

Granted	437,553	4.69	1.90
Exercised	-	-	-
Expired, forfeited or cancelled	-	-	-

Outstanding at March 31, 2017	862,964	$4.81	$2.86	4.4	$20,800
Exercisable at March 31, 2017	289,144	$4.48	$3.95	3.9	$18,200

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of March 31, 2017, there was a total of $1,048,036 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2019 over a weighted average period of 1.33 years.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award or the fair value of the service provided whichever is most readily determinable.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Stock Warrants

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2017	470,570	$5.95	-
Issued	165,000	$4.18	-
Expired	-	$-	-
Outstanding March 31, 2017	635,570	$5.49	1.7
Exercisable at March 31, 2017	635,570	$5.49	1.7

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Stock options	$375,904	$151,354
Warrants	172,526	-
Common Stock	81,800	30,000
Total	$630,230	$181,354

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months Ended March 31,
	2017	2016
General and administrative	$421,817	$135,740
Sales and marketing	208,413	45,614
Total	$630,230	$181,354

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters in ordinary course of business will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs related to these matters are expensed as they are incurred.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings, continued

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

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. For the three months ended March 31, 2017, commissions to these brokers ranged from 2-5% of sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were 42% and 42% for the three months ended March 31, 2017 and 2016, respectively.

Employment Agreements

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

On March 10, 2017, the Company entered into an amended and restated employment agreement with Mr. Thomas. The amended employment agreement has a term that runs until December 31, 2019. Mr. Thomas will receive a base salary of $250,000, was paid $83,000 upon the signing of the agreement, and is eligible for paid incentive bonuses from the Company. Pursuant to the agreement, Mr. Thomas was also granted an option to purchase 75,000 shares of the Company’s common stock (See Note 7).

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On March 1, 2017, the Company entered into a consulting agreement with an investor relations and communications firm. The agreement commenced on March 1, 2017 for an initial term of two months. The agreement was renewed for the month of May 2017 and may be renewed on a monthly basis by the Company. The agreement shall terminate in 180 days from the date of the agreement. In consideration for services, the Company shall pay (a) $15,000 in cash on the signing of the contract and $15,000 on the 5th day of each month thereafter, (b) up to $135,000 in ancillary budget (at the Company’s discretion) due each month for the balance of the contract, (c) issue 10,000 shares of common stock upon the execution of the agreement and issue a 10,000 shares of common stock on the 5th day of each month of the agreement until termination or renewal of this agreement, and (d) the reimbursements of pre-approved travel or other expenses monthly.

Distribution Agreements

On March 14, 2017, the Company entered into a long-term strategic distribution agreement with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York. Big Geyser will be the exclusive distributor of the Company’s iced tea and lemonade 18oz bottle products. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. This distribution coverage will provide the potential to significantly increase the distribution footprint and allow the Company to streamline the business and bring additional focus to building the Company’s brand. As part of the distribution agreement, the Company has also agreed to issue warrants to Big Geyser in the second quarter as compensation for achieving certain performance targets.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

On June 6, 2014, the Company entered into a lease agreement. The lease commenced on July 1, 2014 and extends through June 30, 2017 and includes a two year extension option.

Rent expense for the three months ended March 31, 2017 and 2016 was $11,458 and $10,074, respectively.

Future minimum payments under the Company’s leases for the three months ended June 30, 2017 are $13,261.

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended March 31, 2017 and 2016 was $9,421 and $20,610, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2017 and 2016, two customers accounted for 35% and 10%, or 45% in the aggregate, and two customers accounted for 16% and 12%, or 28% in the aggregate, of the Company’s net sales, respectively

For the three months ended March 31, 2017 and 2016, two vendors accounted for 31% and 22%, or 53% in the aggregate, and four vendors accounted for 19%, 18%, 18% and 16%, or 71% in the aggregate, of purchases, respectively.

NOTE 10 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended March 31, 2017 and 2016, sales to this related party were $269 and $1,158, respectively. As of March 31, 2017 and December 31, 2016, there was $269 and $0, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. For the three months ended March 31, 2017 and 2016, the Company purchased $3,342 and $8,258, respectively, of product from this entity. As of March 31, 2017 and December 31, 2016, the outstanding balance due to this entity included in accounts payable was $4,042 and $10,043, respectively.

On March 27, 2017, the Company issued an option to purchase 70,000 shares of the Company’s common stock to a member of the Board of Directors in connection with services provided to the Company beyond the Board of Director duties of this Director. As of March 31, 2017 and December 31, 2016 accounts payable and accrued expenses to a company wholly owned by this director’s company were $9,375 and $4,032, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Long-Term Equity Incentive Plan

On April 14, 2017, the Company’s board of directors adopted the 2017 Long-Term Incentive Equity Plan (“2017 Stock Option Plan”). The 2017 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares reserved under the 2017 Stock Option Plan is 850,000.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

Option Issuance

On April 14, 2017, the Company’s issued options to purchase 127,500 shares of the Company’s common stock under the 2015 Stock Option Plan and 187,647 shares of the Company’s common stock under the 2017 Stock Option Plan to various employees.

Employment Agreement

On April 18, 2017, the Company entered into an employment agreement with Virginia Morris to serve as the Company’s Chief Sales & Marketing Officer. Ms. Morris’s primary responsibilities will be driving the growth agenda for the Company’s entire portfolio of brands and overseeing key sales and marketing functions including brand management, channel strategy development and execution, and product innovation. Pursuant to the employment agreement, Ms. Morris was awarded an option to purchase 27,500 shares of the Company’s common stock under the 2015 Stock Option Plan, and an additional option to purchase 42,500 shares of the Company’s common stock under the 2017 Stock Option Plan. The options have an exercise price of $4.50 and vest annually in three equal installments beginning on the date of grant. Ms. Morris was also awarded 25,000 shares of the Company’s common stock prior to the execution of her employment agreement for services provided to the Company.

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

The forward-looking statements contained are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of our annual report on Form 10-K filed on March 31, 2017. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) iced tea in the beverage industry. We are currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of iced tea beverages that are convenient and appealing to consumers. There are two major target markets for our beverages: “consumers on the go” and “health conscious consumers.” “Consumers on the go” are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. “Health conscious consumers” are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative beverages such as iced tea.

We produce a 100% brewed tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, sweet tea and half tea and half lemonade. We also offer lower calorie iced tea in twelve (12) ounce bottles. The lower calorie flavor options include mango, raspberry and peach. We also sell the iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, sweet tea and mango. We also sell a private label version of its iced tea products. In addition, in order to service certain vending contracts, we sell snacks and other beverage products on a limited basis.

We distribute an aloe vera derived juice beverage (“ALO Juice”). During the three months ended March 31, 2017, the ALO Juice product accounted for approximately 36% of our condensed consolidated net sales.

On March 14, 2017, we announced that we are expanding our brand to include lemonade. Lemonade will be available in nine flavors and will be offered at retail in both single and 12-packs of 18oz bottles.

We aspire to be a market leader in the development of beverages that are convenient and appealing to consumers. There are two major target markets for our beverages: consumers on the go and health conscious consumers. Consumers on the go are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. Health conscious consumers are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from options perceived as less healthy such as carbonated soft drinks “CSD” towards alternative beverages such as iced tea.

We also continually seek to better develop emerging markets, as well as expand our overall geographic footprint. We entered into new business arrangements involving international specialists contracted to (i) identify new market opportunities and (ii) assist in the overall management of our international expansion efforts. During 2016, the Company announced new distributorships in Columbia, Honduras, Dominican Republic, St Martin and Bermuda to whom we shipped productduring the second quarter of 2017. We also worked alongside existing distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets. Additional new developments include new retail partnerships opened with supermarket chains such as Pueblos and Supermax in Puerto Rico and Loblaws in Canada, and multiple reorders received from the South Korean distributor.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Recent Developments

January 2017 Offering

On January 30, 2017, we consummated a public offering (the “January 2017 Offering”) of an aggregate of 376,340 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to the terms of a selling agent agreement, dated January 25, 2017, with the placement agent and subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 300,000 shares were sold to the public at a price of $4.00 per share and 76,340 of the shares were sold to our officers and directors at a price of $4.10 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated gross proceeds of $1,513,000 and net proceeds of $1,429,740, after payment of the placement agent fees and other offering expenses.

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

Nassau Veterans Memorial Coliseum

On February 16, 2017, we formed an alliance with Brooklyn Sports and Entertainment to become the official iced tea of Nassau Veterans Memorial Coliseum presented by New York Community Bank. We will have the exclusive iced tea serving rights in the venue including all concession stands and luxury suites. The alliance also includes high profile interior and exterior light-emitting diode (“LED”) branding, as well as digital and retail promotional opportunities. After a complete refurbishment, the venue reopened on April 5, 2017.

Lemonade

On March 14, 2017, we announced the expansion of our brand to include lemonade. The Original Long Island Brand™ Lemonade range consists of nine real-fruit flavors, and is available at retail in both single and 12-packs of 18oz bottles. This premium lemonade is intended to be differentiated from other lemonade beverages in the US market. It is made with 100% raw cane sugar and non-GMO ingredients that incorporate the “better-for-you” attributes that are prominent within our iced tea brand, and will complement Long Island Iced Tea®. We expect that this product will be available in select markets during the second quarter of 2017. It is our objective to grow market share and offer this product alongside our iced tea products.

Big Geyser Strategic Distribution Partnership

On March 14, 2017, we entered into a long-term strategic distribution agreement with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York. Big Geyser will be the exclusive distributor of our iced tea and lemonade 18oz bottle products. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. This distribution coverage will provide the potential to significantly increase our distribution footprint and allow us to streamline our business and brings additional focus to building our brand. As part of the distribution agreement, we have also agreed to issue warrants to Big Geyser in the second quarter as compensation for achieving certain performance targets.

Highlights

We generate income through the sale of our beverage products. The following are highlights of our operating results for the three months ended March 31, 2017:

●	Net sales. During the three months ended March 31, 2017, we had net sales of $1,113,337, an increase of $605,168 over the three months ended March 31, 2016. The increase is due to a combination of brand momentum and an increase in distribution, including an increase of $374,177 in sales of ALO Juice. The increase was also bolstered by an increase of $163,475 in the sale of the Company’s iced tea in 20oz bottles and an increase of $101,740 in the sale of iced tea in gallon sized containers.

●	Margin. Our gross margin percentage increased by 7% and our gross profit dollars increased by $121,542 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily due to an increase in the sale of ALO Juice products, which earned a margin of 19% and a gross profit of approximately $77,322 in 2017 and for which ALO Juice sales were minimal during the first quarter of 2016. The increase was also attributable to improvements in our 20 oz. iced tea product, for which our gross profit percentage increased by 8% and our gross profit increased by $47,571.

●	Operating expenses. During the three months ended March 31, 2017, our operating expenses were $3,508,017, representing an increase of $2,243,809 as compared to the three months ended March 31, 2016. The increase in operating expenses for the three months ended March 31, 2017 related primarily to increased payroll (including stock based compensation), Advisory Board and Board of Directors fees, professional fees and services, and product development.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2017, we have principally financed our business through the sale of equity interests. During the three months ended March 31, 2017, our cash flows used in operating activities were $2,128,834, our net cash provided by investing activities was $861,644 and our net cash provided by financing activities was $136,114. We had working capital of $3,197,482 as of March 31, 2017.

In order to execute our long-term growth strategy, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

●	We believe that using various marketing tools, which may result in significant advertising expenses, will be necessary to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

●	Customer trends and tastes can change for a variety of reasons including health consciousness, government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

●	Our sales growth is dependent upon maintaining our relationships with existing and future customers who may generate substantial portions of our revenue. These include sales to retailers where there may be concentrations.

●	Our sales are subject to seasonality. Our sales are typically the strongest in the summer months.

●	We are currently involved in litigation. Please refer to Item 1 of Part II of this Form 10-Q. There are no assurances that there will be successful outcomes to these matters.

●	Our portfolio includes a gallon iced tea product line featuring six of our existing flavors. The Company’s gallon iced tea product line has previously sold below cost. There are no assurances we will be successful in increasing margins on this product line.

●	We operate in highly competitive markets.

●	We are exploring potential opportunities to expand our business to include alcoholic beverages. This expansion may require a substantial investment of resources and management time, and there are no assurances that our efforts will be successful.

●	Costs for our raw materials may increase substantially.

●	Our intellectual property rights could be infringed upon or we could infringe upon the intellectual property rights of others.

●	Adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

●	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

●	We have a limited operating history.

Please refer to risks factors described in Item 1A of Part I of our annual report on Form 10-K filed on March 31, 2017.

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

Revenue Recognition

Revenue is stated net of sales discounts, rebates paid to customers and returns. Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determined; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such revenue until such recognition criteria are met.

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

Accounts Receivable

The Company sells products to distributors and directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Typically, accounts receivable have terms of net 30 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such accounts receivable until such recognition criteria are met.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea and ALO Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory at March 31, 2017 and December 31, 2016, was finished goods inventory with a cost of approximately $207,000 and $320,000, respectively that was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended March 31,
	2017	2016
Net sales	$1,113,337	$508,169
Cost of goods sold	951,244	467,618
Gross profit	162,093	40,551
Operating expenses:
General and administrative expenses	2,005,074	777,665
Selling and marketing expenses	1,502,943	486,543
Total operating expenses	3,508,017	1,264,208
Operating Loss	(3,345,924)	(1,223,657)
Other expenses:
Other expense	(12,378)	-
Interest expense, net	(96,220)	(193,413)
Net loss	$(3,454,522)	$(1,417,070)

Comparison of the Three Months Ended March 31, 2017 and 2016

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2017 increased by $605,168, or 119%, to $1,113,337 as compared to $508,169 for the three months ended March 31, 2016. The increase is due to a combination of iced tea brand momentum and an increase in distribution. The increase was bolstered by the sale of the Company’s ALO Juice product line. Net sales of our ALO Juice product during the three months ended March 31, 2017 increased by $374,177 and were $398,294 as compared to $24,117 for the three months ended March 31, 2016. The increase was also bolstered by an increase of $163,475 in the sale of the Company’s iced tea in 20oz bottles and an increase of $101,740 in the sale of iced tea in gallon sized containers.

Gross profit increased by $121,542, or 300%, to $162,093 for the three months ended March 31, 2017 from $40,551 for the three months ended March 31, 2016. Our gross profit percentage increased to approximately 15% for the three months ended March 31, 2017 as compared to approximately 8% for the three months ended March 31, 2016. The increase in gross profit percentage was due to (a) increased pricing for iced tea sold in both gallons and in 20oz bottles, (b) a decrease in costs for 20oz bottles and labels, (c) fewer rebates on the gallon product line, and (d) margin earned on the sale of the ALO Juice product line, which is essentially a new product for 2017, as compared to 2016.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 increased by $1,227,409, or 158%, to $2,005,074 as compared to $777,665 for the three months ended March 31, 2016. This increase was principally the result of our efforts to build out our management and support team to support our growth and enhance our corporate governance. Specifically, our personnel costs increased by approximately $76,830 in connection with the hiring our executive chairman, chief financial officer and other supporting personnel. We incurred an increase of approximately $327,188 in stock-based compensation costs, an increase of approximately $13,250 in costs in connection with the compensation of our Board of Directors and Advisory Board, an increase in bad debt of approximately $249,094 and an increase of approximately $352,448 in the costs of being a public company, consisting principally of legal, accounting, filing and related costs. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2017 increased by $1,016,400, or 209%, to $1,502,943 as compared to $486,543 for the three months ended March 31, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by approximately $332,314 in connection with the hiring of additional sales and marketing. We incurred an increase of $162,800 in stock-based compensation costs. Our investor and public relations costs increased by $250,976. We incurred an increase of approximately $176,462 in connection with our new product initiatives and ALO Juice development.

Interest expense, net

Interest expense, net for the three months ended March 31, 2017 decreased by $97,193, or 50%, to $96,220 as compared to $193,413 for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2017, principally consisted of the amortization of deferred financing costs of $111,580. Interest expense was offset by interest and dividend income on investments of $17,135.

Liquidity and Capital Resources

Sources of Liquidity

We have most significantly financed our business through the sale of equity interests. We had working capital of $3,197,482 as of March 31, 2017. We believe that, as a result of proceeds from our recent common stock offerings, the commitment for financing from certain members of management and a stockholder and our working capital as of March 31, 2017, that our cash resources will be sufficient to fund our net cash requirements through May 15, 2018.

We also rely on debt to finance our business. The following table provides an overview of our borrowing agreements as of March 31, 2017:

Description of Debt	Holder	Interest Rate	Balance at March 31, 2017
Line of Credit	Brentwood LIIT Inc.	Prime Plus 7.5%	$-
UBS Credit Line	UBS Bank USA	LIBOR plus 2.5%	$-
Automobile loans	Various	3.59% to 10.74%	$23,898
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10.0%	$68,251

In order to execute our long-term growth strategy, including the expansion of the business to include alcoholic beverages, we may need to continue to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Line of Credit

Brentwood LIIT Corp-Line of Credit

On November 23, 2015, we entered into the Credit and Security Agreement (the “Credit Agreement”) with LIBB and Brentwood LIIT, Inc (“Brentwood”). Brentwood is controlled by a related party, Eric Watson, who beneficially owns approximately 17.4% of our outstanding common stock as of March 31, 2017. The Credit Agreement provides for a revolving credit facility in an amount of up to $3,500,000, with funding subject to approval by Brentwood. As of March 31, 2017 and December 31, 2016, there was no amount outstanding under the Credit Agreement.

UBS Line of Credit

On October 27, 2016, we entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of March 31, 2017, the interest rate on the UBS Credit Line was 3.483%. The UBS Credit Line, when drawn, is collateralized by certain of our short-term investments. As of March 31, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of March 31, 2017 and December 31, 2016, our borrowing capacity under the UBS Credit line was $521,587 and $19,725, respectively.

Magnum Vending Corp

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our Chief Executive Officer and one of our directors, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to us. As of March 31, 2017 and December 31, 2016, $68,251 and $76,474, respectively, of principal and interest were outstanding under the agreement.

Private Placements

On January 30, 2017, we consummated the public offering (the “January 2017 Offering”) of an aggregate of 376,340 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to the terms of a selling agent agreement, dated January 25, 2017, with the placement agent and subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 300,000 shares were sold to the public at a price of $4.00 per share and 76,340 of the shares were sold to our officers and directors at a price of $4.10 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated total net proceeds, after payment of the placement agent fees and other offering expenses, of approximately $1,429,740.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $2,128,834 for the three months ended March 31, 2017 as compared to net cash used in operating activities of $896,492 for the three months ended March 31, 2016. Cash used in operating activities for the three months ended March 31, 2017 was primarily the result of a net loss of $3,454,522. The net loss was offset primarily by non-cash charges of $1,052,770, consisting principally of $630,230 of stock based compensation and $111,580 of amortization of deferred financing costs. The cash used in operating activities also increased on account of a $250,253 and $272,235 increase in accounts payable and accrued expenses, respectively, and an increase of $285,308 in accounts receivable. Cash used in operating activities for the three months ended March 31, 2016 was primarily the result of the net loss of $1,417,070.

Net cash used in investing activities

Net cash provided by investing activities was $861,644 for the three months ended March 31, 2017 as compared to $127,580 for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017 consisted principally of the proceeds from the sales of short-term investment securities of $803,946. Cash provided by investing activities for the three months ended March 31, 2016 resulted from the release of restricted cash of $127,580.

Net cash provided by financing activities

Net cash provided by financing activities was $136,114 for the three months ended March 31, 2017 as compared to net cash provided by financing activities of $924,574 for the three months ended March 31, 2016. Cash flows from financing activities were primarily the result of $1,429,740 representing the proceeds from our January 2017 Public Offering, net of costs. Net cash used in financing activities consisted of repayments of the UBS Line of Credit of $1,280,275. Cash provided by financing activities for the three months ended March 31, 2016, was primarily due to $741,790 in net proceeds from an equity offering.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2017 due to a material weakness in our internal control over financial reporting as described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weakness:

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, the Company’s full-time Controller has instituted additional procedures that provide for enhanced reviews and analysis of financial schedules used to prepare financial statements and disclosures. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal action:

●	Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. Our management and legal counsel believe it is too early to determine the probable outcome of this matter.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

10.1	Form of Amended Employment Agreement between Long Island Iced Tea Corp. and Philip Thomas.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2017

LONG ISLAND ICED TEA CORP.

By:	/s/ Richard Allen
Name:	Richard Allen
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

