Form 10-Q
period 2017-06-30
Long Island Iced Tea Corp.
filed 2017-08-11
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ] No [X]

As of August 9, 2017, 9,102,074 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$241,361	$1,249,550
Accounts receivable, net	1,885,727	1,627,058
Inventories, net	2,164,403	1,187,941
Restricted cash	-	103,603
Short term investments	-	2,389,521
Prepaid expenses and other current assets	385,690	91,072
Total current assets	4,677,181	6,648,745

Property and equipment, net	180,748	218,036
Intangible assets	20,000	22,500
Other assets	46,145	52,470
Deferred financing costs	619,373	842,533
Total assets	$5,543,447	$7,784,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,176,957	$886,316
Accrued expenses	1,301,212	911,843
UBS Credit Line	-	1,280,275
Current portion of automobile loans	8,552	11,446
Current portion of equipment loan	45,094	39,979
Total current liabilities	3,531,815	3,129,859

Other liabilities	30,000	30,000
Deferred rent	-	1,807
Long term portion of automobile loans	13,260	17,580
Long term portion of equipment loan	14,962	36,495
Total liabilities	3,590,037	3,215,741

Commitments and contingencies, Note 8

Stockholders’ Equity
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 8,639,914 and 7,715,306 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	864	772
Additional paid-in capital	22,609,829	17,575,583
Accumulated deficit	(20,657,283)	(12,977,566)
Accumulated other comprehensive loss	-	(30,246)
Total stockholders’ equity	1,953,410	4,568,543

Total liabilities and stockholders’ equity	$5,543,447	$7,784,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$1,232,913	$1,603,667	$2,346,250	$2,111,836

Cost of goods sold	1,225,895	1,588,870	2,177,139	2,056,488
Gross profit	7,018	14,797	169,111	55,348

Operating expenses:
General and administrative expenses	1,620,314	1,009,576	3,625,388	1,787,241
Selling and marketing expenses	2,482,088	884,083	3,985,031	1,370,626
Total operating expenses	4,102,402	1,893,659	7,610,419	3,157,867

Operating loss	(4,095,384)	(1,878,862)	(7,441,308)	(3,102,519)

Other expenses:
Other expense	(26,608)	-	(38,986)	-
Interest expense, net	(103,203)	(203,304)	(199,423)	(396,717)
Total other expenses	(129,811)	(203,304)	(238,409)	(396,717)

Net loss	$(4,225,195)	$(2,082,166)	$(7,679,717)	$(3,499,236)

Unrealized gain on investments	18,049	-	30,246	-

Comprehensive loss	$(4,207,146)	$(2,082,166)	$(7,649,471)	$(3,499,236)

Weighted average number of common shares outstanding – basic and diluted	8,426,653	4,973,715	8,251,081	4,847,322

Basic and diluted net loss per share	$(0.50)	$(0.42)	$(0.93)	$(0.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2017	7,715,306	$772	$17,575,583	$(12,977,566)	$(30,246)	$4,568,543
Issuance of common stock in connection with the January public offering, net of costs	376,340	38	1,429,702	-	-	1,429,740
Issuance of common stock in connection with the June public offering, net of costs	256,848	25	1,259,390	-	-	1,259,415
Issuance of common stock to the board of directors	41,965	4	174,996	-	-	175,000
Issuance of common stock to consultants and vendors	229,455	23	872,229	-	-	872,252
Stock-based compensation - issuance of common stock to an executive officer	20,000	2	81,798	-	-	81,800
Stock-based compensation	-	-	959,109	-	-	959,109
Issuance of Big Geyser warrant	-	-	257,022	-	-	257,022
Change in unrealized loss on investment	-	-	-	-	30,246	30,246
Net loss	-	-	-	(7,679,717)	-	(7,679,717)
Balance at June 30, 2017	8,639,914	$864	$22,609,829	$(20,657,283)	$-	$1,953,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(7,679,717)	$(3,499,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	416,014	19,839
Depreciation and amortization expense	79,206	80,200
Deferred rent	(1,807)	(1,035)
Gain on sale of securities	37,882	-
Warrants issued to distributor	257,022	-
Stock-based compensation	1,040,909	610,763
Amortization of deferred financing costs	223,160	317,313
Paid-in-kind interest	-	77,805
Changes in assets and liabilities:
Accounts receivable	(674,683)	(814,530)
Inventory	(976,462)	73,528
Restricted cash	-	127,580
Prepaid expenses and other current assets	(162,558)	(8,015)
Other assets	6,325	5,271
Accounts payable	1,825,135	1,019,821
Accrued expenses	770,068	475,289
Total adjustments	2,840,211	1,983,829

Net cash used in operating activities	(4,839,506)	(1,515,407)

Cash Flows From Investing Activities
Proceeds from held-to-maturity investments	2,408,632	-
Purchases of property and equipment	(39,419)	(12,251)
Release of restricted cash	103,603	-
Purchase of short term investments	(26,747)	-

Net cash provided by (used in) investing activities	2,446,069	(12,251)

Cash Flows From Financing Activities
Repayment of automobile loans	(7,214)	(9,445)
Repayment of equipment loans	(16,418)	(18,080)
Repayment of line of credit	(1,280,275)	500,000
Payments of deferred offering costs	-	(43,383)
Proceeds from the January public offering, net of costs	1,429,740	-
Proceeds from the June public offering, net of costs	1,259,415	-
Proceeds from disgorgement of short swing profit	-	56,250
Proceeds from the sale of common stock and warrants, net of costs	-	861,790

Net cash provided by financing activities	1,385,248	1,347,132

Net decrease in cash	(1,008,189)	(180,526)

Cash, beginning of period	1,249,550	207,192

Cash, end of period	$241,361	$26,666

Cash paid for interest	$3,450	$6,844

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors and customers	$872,252	$136,532
Accrued deferred offering costs	$-	$192,158
Issuance of insurance obligation in accrued expenses	$75,150	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Overview, continued

The Company produces a 100% brewed iced tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, half tea and half lemonade. The Company also offers lower calorie iced tea in flavor options that include mango, raspberry and peach. The Company also sells its iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, sweet tea, mango and unsweetened. In addition, in order to service certain vending contracts, the Company sells snacks and other beverage products on a limited basis.

The Company distributes an aloe vera derived juice beverage (“ALO Juice”) in 500ml and 1.5 liter bottles. ALO Juice is offered in six flavors including original, pomegranate, mango, raspberry, pineapple and coconut.

During April 2017, the Company expanded its brand to include lemonade. Lemonade is offered in nine flavors including traditional, lime, pink lemonade, kiwi & strawberry, cherry, peach, watermelon, wild berries and strawberry and is offered at retail in 18oz bottles.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with expanding distribution in Florida, Virginia, Massachusetts, New Hampshire, Nevada, Rhode Island and parts of the Midwest. As of June 30, 2017, the Company’s products are available in 27 states and in Canada and Latin America.

The ALO Juice Business

Asset Purchase Agreement

On December 8, 2016, the Company entered into an asset purchase agreement with The Wilnah International, LLC (“Wilnah”). Pursuant to the agreement, the Company intended to acquire the intellectual property (“IP”) (trade names, formulas, recipes) for ALO Juice. The Company has not yet closed the asset purchase and is currently working with Wilnah to modify the agreement to a licensing arrangement.

Seba Personal Guarantee

On March 14, 2017, Mr. Ponce, former majority owner of Seba Distribution LLC (“Seba”), issued to the Company a personal guarantee in the amount of $467,444 in support of certain obligations of Seba that are owed to the Company.

Liquidity and Going Concern

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Liquidity and Going Concern, continued

As of June 30, 2017, the Company had cash of $241,361. As of June 30, 2017, the Company had working capital of $1,145,366. The Company incurred net losses of $4,225,195 and $7,679,717 for the three and six months ended June 30, 2017 respectively. As of June 30, 2017, the Company’s stockholders’ equity was $1,953,410.

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

On June 14, 2017, the Company sold 256,848 shares of the Company’s common stock in a public offering at an average price of $5.06 per share. Of the shares sold, 231,850 were sold to the public at an offering price of $5.00 while the remaining 24,998 shares were sold to officers and directors of the Company at a price of $5.60 per share. The sale of common stock generated gross proceeds of $1,299,250 and net proceeds of $1,259,415 after deducting commissions and other offering expenses.

On July 6, 2017, the Company sold 448,160 shares of the Company’s common stock in a public offering at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, upon the purchase of $500,000 or more in shares, received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in this offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and are fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of approximately $2,129,212 after deducting commissions and other offering expenses.

Pursuant to a Credit and Security Agreement (the “Credit Agreement”), the Company has a revolving credit facility in an amount up to $3,500,000, subject to approval by the lender (See Note 5).

Historically, the Company has financed its operations through the raising of equity capital and through trade credit with its vendors. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

The Company believes that it will be able to raise sufficient additional capital to finance the Company’s planned operating activities. There are no assurances that the Company will be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned market development activities, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of securities, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, the fair value of warrants issued, the fair value of stock options, the recognition of revenue, and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Marketing Programs, including Sign On and Sales Incentives

The Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the three months ended June 30, 2017 and 2016, these allowances resulted in reductions in net sales of $410,326 and $0, respectively. During the six months ended June 30, 2017 and 2016, these allowances resulted in reductions in net sales of $401,182 and $45,165, respectively. During the three months ended March 31, 2017, allowances resulted in a net increase to net sales, on account of a reversal of a customer’s allowance. Included in these amounts for the three and six months ended June 30, 2017, is a non-cash sign on incentive of $257,022 and $257,022, respectively, related principally to the cost of warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”) (See Notes 7 and 8).

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $171,438 and $161,518, for the three months ended June 30, 2017 and 2016, respectively and $196,728 and $201,670 for the six months ended June 30, 2017 and 2016, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $265,122 and $20,916 for the three months ended June 30, 2017 and 2016, respectively, and $316,764 and $30,547, for the six months ended June 30, 2017 and 2016, respectively.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $127,864 and $119,187 for the three months ended June 30, 2017 and 2016, respectively, and $304,726 and $119,587 for the six months ended June 30, 2017 and 2016, respectively. Other research and development costs were included in general and administrative expenses within the condensed consolidated statements of operations and totaled $0 and $0 for the three months ended June 30, 2017 and 2016, respectively and $829 and $46,667 for the six months ended June 30, 2017 and 2016, respectively. The other research and development expenses incurred during the three and six months ended June 30, 2016 were incurred pursuant to a product development agreement which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. As of June 30, 2017, $50,000 was included in accrued expenses in the condensed consolidated balance sheet related to the 2016 arrangement.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Investments

The Company accounts for securities in accordance with accounting standards for investments in debt and equity securities. Accounting standards require investments in debt and equity securities to be classified as either “held to maturity”, “trading”, or “available-for-sale.”

The Company holds investments in marketable securities, consisting of U.S. government securities and mutual funds. The Company’s available-for-sale securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders’ equity when applicable. During the three months ended June 30, 2017 and 2016, the unrealized gain was $18,049 and $0, respectively, and during the six months ended June 30, 2017 and 2016, the unrealized gain was $30,246 and $0, respectively. Unrealized losses are charged against interest and other income/(expense), net, when a decline in fair value is determined to be other-than-temporary. The Company has not recorded any such impairment charge in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income/(expense), net.

The following table sets forth the available-for-sale securities, which were fully liquidated during the three months ended June 30, 2017:

	As of
	June 30, 2017	December 31, 2016
U.S. government securities	$-	$195,374
Fixed income mutual Funds	-	2,194,147
	$-	$2,389,521

	As of December 31, 2016
	Amortized	Unrealized
	Cost	Losses	Fair Value
U.S. government securities	$195,570	$(196)	$195,374
Fixed income mutual funds	2,224,197	(30,050)	2,194,147
Total	$2,419,767	$(30,246)	$2,389,521

The following table classifies the US Government Securities by maturity:

	As of
	June 30, 2017	December 31, 2016
Within one year	$-	$94,967
Within one to five years	-	100,407
	$-	$195,374

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

Accounts receivable, net, is as follows:

	As of
	June 30, 2017	December 31, 2016
Accounts receivable, gross	$2,409,503	$1,859,474
Allowance for doubtful accounts	(523,776)	(232,416)
Accounts receivable, net	$1,885,727	$1,627,058

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks. The Company is exposed to credit risk with regard to two customers who accounted for 36% and 14%, or 50% in the aggregate, and 46% of the Company’s trade receivables as of June 30, 2017 and December 31, 2016, respectively. The Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea, lemonade and ALO Juice. As of June 30, 2017 and December 31, 2016, included in inventory was finished goods inventory with a cost of approximately $186,000 and $320,000, respectively, which was delivered to a distributor, and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or market, net of reserves. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 2017 and December 31, 2016, the Company recorded reserves of $65,196 and $45,078, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	June 30, 2017	December 31, 2016
Finished goods	$1,500,257	$905,642
Raw materials and supplies	664,146	282,299
Total inventories	$2,164,403	$1,187,941

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended June 30, 2017 and 2016, depreciation expense was $35,337 and $39,004, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $76,706 and $77,698, respectively.

Intangible Assets

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs with a net book value of $0 and $2,500 as of June 30, 2017 and December 31, 2016, respectively. The estimated useful life of the capitalized costs of the Company’s website was 3 years and was depreciated on a straight line basis. As of June 30, 2017, the cost of the website development was $15,000 and the accumulated amortization was $15,000. As of December 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $12,500. For the three months ended June 30, 2017 and 2016, amortization expense was $1,250 and $1,251, respectively, and $2,500 and $2,502 for the six months ended June 30, 2017 and 2016, respectively.

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

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers (“NOLs”) when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. The Company’s preliminary analysis indicated that such shares have increased by more than 50% since the last Section 382 limitation on May 27, 2015. The Company is currently evaluating the impact of the new Section 382 limitation.

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

	As of June 30,
	2017	2016
Options to purchase common stock	1,148,964	194,667
Warrants to purchase common stock	980,570	1,550,159
Shares issuable upon conversion of convertible debt	-	421,972
Total potentially dilutive securities	2,129,534	2,166,798

Fair Value of Financial Instruments

The carrying amounts of cash, short term investments, accounts receivable, automobile and equipment loans and the UBS Credit Line (See Note 4 below) approximate fair value due to the short-term nature of these instruments. In addition, for notes payable, the Company believes that interest rates approximate prevailing rates.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments, continued

The carrying value of financial instruments in the Company’s condensed consolidated financial statements are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at June 30, 2017	$-	$-	$-

Short-term investments at December 31, 2016	$2,389,521	$-	$-

Stock-based Compensation

The Company accounts for stock options granted to consultants pursuant to the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Stock-based compensation cost is measured at the grant date and at the end of each reporting period for unvested awards, based on the fair value of the award, and is recognized as expense over the consultant’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s stock options granted to consultants are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life.

In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustments at June 30, 2017, the Company utilized the closing price of the Company’s common stock, as quoted on the NASDAQ Stock Market LLC (“Nasdaq”), as an input to the Black Scholes option-pricing model for the fair value of its common stock.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard effective December 31, 2016. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company is currently preparing its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, and intends to adopt the guidance when it becomes effective for the Company on January 1, 2018.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is continuing to evaluate the expected impact of this new revenue guidance. The Company is currently preparing its assessment of the full financial impact of the new revenue recognition guidance, including the method of adoption, and intends to adopt the guidance when it becomes effective for the Company on January 1, 2018.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements, continued

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments for this update provide guidance on the eight specific cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this standard effective December 31, 2016. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Management’s Plans, Note 8 – Commitments and Contingencies and Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 10). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of June 30, 2017 and December 31, 2016, the outstanding balance on the equipment loan was $60,056 and $76,474, respectively.

NOTE 4 – UBS CREDIT LINE

On October 27, 2016, the Company entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of June 30, 2017, the interest rate on the UBS Credit Line was 3.732%. The UBS Credit Line, when drawn, is collateralized by certain of the Company’s short-term investments. As of June 30, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of June 30, 2017 and December 31, 2016, the Company’s borrowing capacity under the UBS Credit line was $0 and $19,725, respectively. As of July 21, 2017, the credit line has been closed.

NOTE 5 – LINE OF CREDIT – RELATED PARTIES

Brentwood LIIT Corp.

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and LIIT (NZ) Ltd. (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 17.0% of the Company as of June 30, 2017. The Credit Agreement provides for a revolving credit facility in an amount of up to $3,500,000, subject to approval by the lender. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender.

NOTE 6 – STOCKHOLDERS’ EQUITY

2017 Issuances

On January 3, 2017, the Company issued 1,790 shares to a product broker. The shares had a fair value of $7,500.

On January 17, 2017, the Company issued 41,965 shares of common stock to directors of the Company. The shares were issued in satisfaction of accrued director fees and had a fair value of $175,000.

On January 30, 2017, the Company issued 61,208 shares of the Company’s common stock to consultants of the Company in satisfaction of accrued obligations and as a retainer for services to be provided. The shares were valued based upon the value of such services. The fair value was $213,550. As of June 30, 2017, $75,351 is included within prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

On April 17, 2017, the Company issued 25,000 shares of the Company’s common stock, valued at $100,751, to an employee of the Company in consideration for services provided prior to their being employed by the Company.

NOTE 7 – STOCK-BASED COMPENSATION

Long-Term Equity Incentive Plans

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

On April 14, 2017, the Company’s board of directors adopted the 2017 Long-Term Incentive Equity Plan (“2017 Stock Option Plan”), which was approved by the Company’s stockholders on August 9, 2017. The 2017 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares reserved under the 2017 Stock Option Plan is 850,000.

Stock Options

On January 5, 2017, the Company issued to various officers, directors, and employees options to purchase an aggregate of 220,867 shares of the Company’s common stock, under the 2015 Stock Option Plan. The options expire five years from the date of grant, have an exercise price of $5.00, and vest quarterly over two years, beginning on April 5, 2017. The options have a fair value of $440,698.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options, continued

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

On March 10, 2017, in connection with his amended and restated employment agreement, Mr. Thomas, the Company’s Chief Executive Officer (“CEO”), was granted an option to purchase 75,000 shares of the Company’s common stock, under the 2015 Stock Option Plan. The option expires five years from the date of grant and has an exercise price of $4.50 per share. The option will vest in three annual installments beginning on the date of grant. The option has a fair value of $128,062.

On March 27, 2017, as compensation, the Company issued to a director an option to purchase 70,000 shares of the Company’s common stock. The option will expire five years from the date of grant, has an exercise price of $4.50 per share, and vests in three annual installments beginning on the date of grant. The option has a fair value of $130,266.

On April 17, 2017, the Company issued to various officers, directors, and employees options to purchase an aggregate of 127,500 shares of the Company’s common stock under the 2015 Stock Option Plan and 187,647 shares of the Company’s common stock under the 2017 Stock Option Plan. The options will expire five years from the date of grant, have an exercise price of $4.50 per share, and vest in three annual installments beginning on the date of grant. The options have a fair value of $404,600.

During May 2017, options for the purchase of 29,147 shares were forfeited.

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

For the Six Months Ended June 30, 2017
Stock price	$ 3.73-$4.32
Exercise price	$ 4.09-$5.00
Dividend yield	0%
Expected volatility	57-75%
Risk-Free interest rate, per annum	1.35% – 1.57%
Expected life (in years)	2.58 - 3.06

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options, continued

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	425,411	$4.93	$3.85

Granted	752,700	4.61	1.64
Exercised	-	-	-
Expired, forfeited or cancelled	(29,147)	4.74	1.61

Outstanding at June 30, 2017	1,148,964	$4.72	$2.46	4.3	$805,956
Exercisable at June 30, 2017	432,335	$4.49	3.31	3.9	$403,947

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of June 30, 2017, there was a total of $1,027,951 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2019 over a weighted average period of 1.27 years.

The Company accounts for all stock-based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award or the fair value of the service provided whichever is most readily determinable.

Stock Warrants

On March 29, 2017, in consideration for a prior commitment for financing the Company through March 31, 2018 from a stockholder, the Company’s Board of Directors issued to this stockholder a warrant to purchase 165,000 shares of the Company’s common stock at an exercise price of $4.18 per share. This warrant has a term of one year and was fully vested upon issuance. The warrant had a grant date fair value of $172,526, which was fully charged to general and administrative expense during the three months ended March 31, 2017. The fair value of the warrant was determined utilizing the Black-Scholes option pricing model, based upon a common stock price of $4.00 per share, dividend yield of 0%, expected volatility of 70%, risk free interest rate of 1.00%, and an expected life in years of 1.00.

On May 12, 2017, in consideration for a prior commitment for financing the Company through May 15, 2018 from a stockholder, the Company’s Board of Directors issued to this stockholder a warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $4.90 per share. This warrant has a term of one year and was fully vested upon issuance. The warrant had a grant date fair value of $22,039, which was fully charged to general and administrative expense during the three months ended June 30, 2017. The fair value of the warrant was determined utilizing the Black-Scholes option pricing model, based upon a common stock price of $4.87 per share, dividend yield of 0%, expected volatility of 57%, risk free interest rate of 1.11%, and an expected life in years of 1.00.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”) (see Note 8), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the three and six months ended June 30, 2017, the Company recognized expense of $4,284 and $4,284, respectively, related to this warrant.

On April 24, 2017, in connection with the same distribution agreement, the Company issued a second warrant to purchase 95,000 shares of the Company’s common stock at an exercise price that will be equal to the average of the closing prices of the common stock for the thirty consecutive trading days ending on April 23, 2018 (or the 30 days preceding the beginning of the measurement period for this warrant). The warrant vests depending on certain sales levels achieved by that distributor during the period April 24, 2018 through April 23, 2019. The warrant has an expiration date of April 23, 2022. The initial valuation of this warrant will not occur until the measurement period begins on April 24, 2018.

On April 24, 2017, in connection with the same distribution agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products, 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products, and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the three and six months ended June 30, 2017, the Company recorded expense of $252,738 and $252,738, respectively, related to this warrant.

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2017	470,570	$5.95	-
Issued	510,000	$4.39	-
Expired	-	$-	-
Outstanding June 30, 2017	980,570	$5.22	2.6
Exercisable at June 30, 2017	750,570	$5.35	1.9

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$388,640	$151,352	$764,544	$302,706
Warrants	22,039	-	194,565	30,000
Common Stock	-	-	81,800	-
Total	$410,679	$151,352	$1,040,909	$332,706

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative	$285,428	$105,739	$707,245	$211,479
Sales and marketing	125,251	45,613	333,664	121,227
Total	$410,679	$151,352	$1,040,909	$332,706

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

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution to amend its answer to include cross-claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. The Company’s management and legal counsel are awaiting a decision from the judge.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $17,291 and $30,884 for the three months ended June 30, 2017 and 2016, respectively, and $31,497 and $55,610 for the six months ended June 30, 2017 and 2016, respectively.

Employment Agreements

On December 9, 2016, the Company entered into an employment agreement with Julio X. Ponce to serve as Vice President of Southeast and Latin American Sales of the Company. Until December 31, 2016, Mr. Ponce was an owner of one of the Company’s distributors. Mr. Ponce’s primary duties shall be to advance the sales of ALO Juice. The term of employment agreement is from January 1, 2017 to December 31, 2017 and can be extended by written mutual agreement of the parties. Mr. Ponce will receive a base salary of $90,000 and an incentive bonus of up to 62,500 shares of the Company’s common stock-based on the introduction or procurement of sales and/or distributors of the Company’s products outside of the Southeast United States and an additional performance bonus of up to 905,769 shares of the Company’s common stock-based on sales of the Company’s iced tea and ALO Juice product by Mr. Ponce to approved customers reaching target thresholds in 2017. The target thresholds are between $2.5 million and $5.5 million for ALO Juice and between $2.0 million and $4.0 million for the Company’s iced tea products. Notwithstanding the foregoing, if such sales in 2018 do not reach at least 60% of their 2017 levels, the performance bonus will not be payable. The Company is in negotiations with Mr. Ponce, that if consummated, would result in the termination of the employment agreement with Mr. Ponce and Mr. Ponce becoming an independent commissioned sales broker to the Company.

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

Distribution Agreements

On March 14, 2017, the Company entered into the Big Geyser Distribution Agreement. Big Geyser became the exclusive distributor of the Company’s iced tea products in certain regions. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County (See Note 7).

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

On June 6, 2014, the Company entered into a lease agreement. The lease commenced on July 1, 2014 and extends through June 30, 2017 and includes a two year extension option. The lease was amended and extended to August 31, 2017.

Rent expense for the three months ended June 30, 2017 and 2016 was $11,140 and $11,008, respectively, and for the six months ended June 30, 2017 and 2016 was $22,598 and $21,082, respectively.

Future minimum payments under this lease for the year ended December 31, 2017 are $9,106.

On July 14, 2017, the Company entered into a lease agreement for additional warehouse and office space in Farmingdale, NY. The lease commences on August 15, 2017 and extends through September 30, 2022. The Company has the option to extend the lease for an additional three years. Future minimum payments under this lease are $525,573.

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended June 30, 2017 and 2016 was $3,559 and $33,221, respectively, and for the six months ended June 30, 2017 and 2016 was $12,980 and $53,831, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2017 and 2016, four customers accounted for 30%, 21%, 16% and 12%, or 79% in the aggregate, and two customers accounted for 15% and 12%, or 27% in the aggregate, of the Company’s net sales, respectively. For the six months ended June 30, 2017 and 2016, three customers accounted for 16%, 16% and 14%, or 46% in the aggregate, and one customer accounted for 12% of the Company’s net sales, respectively.

For the three months ended June 30, 2017 and 2016, two vendors accounted for 45% and 15%, or 60% in the aggregate, and four vendors accounted for 23%, 16%, 15% and 14%, or 68% in the aggregate, of purchases, respectively. For the six months ended June 30, 2017 and 2016, two vendors accounted for 39% and 19%, or 58% in the aggregate, and four vendors accounted for 23%, 16%, 16% and 15%, or 70% in the aggregate, of purchases, respectively.

NOTE 10 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended June 30, 2017 and 2016, sales to this related party were $610 and $1,479, respectively. For the six months ended June 30, 2017 and 2016, sales to this related party were $879 and $2,637, respectively. As of June 30, 2017 and December 31, 2016, there was $879 and $0, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. For the three months ended June 30, 2017 and 2016, the Company purchased $4,673 and $9,255, respectively, and for the six months ended June 30, 2017 and 2016, the Company purchased $8,015 and $17,514, respectively, of product from this entity. As of June 30, 2017 and December 31, 2016, the outstanding balance due to this entity included in accounts payable was $8,715 and $10,043, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - RELATED PARTIES (CONTINUED)

On March 27, 2017, the Company issued an option to purchase 70,000 shares of the Company’s common stock to a member of the Board of Directors in connection with services provided to the Company beyond the Board of Director duties of this Director. As of June 30, 2017 and December 31, 2016 accounts payable and accrued expenses to a company wholly owned by this director’s company were $14,926 and $4,032, respectively.

In the second quarter, the Company incurred expenses related to services rendered of approximately $12,000 by an entity whose majority shareholder is Eric Watson, who beneficially owned approximately 17.0% of the Company as of June 30, 2017. As of June 30, 2017 and December 31, 2016, accrued expenses due to this entity were $12,000 and $0.

NOTE 11 – SUBSEQUENT EVENTS

Separation Agreement

On July 11, 2017, the Company entered into a separation agreement with Richard Allen, the Company’s Chief Financial Officer. Pursuant to the separation agreement, Mr. Allen will continue as the Company’s Chief Financial Officer until August 15, 2017. Pursuant to the separation agreement, the Company will pay Mr. Allen $61,668 in two installments on or about July 18, 2017 and on or about August 22, 2017. In addition, 50% of his unvested stock options will vest immediately and together with previously vested portions of such options will be exercisable until May 15, 2018. The separation agreement contains provisions for protection of the Company’s confidential information and certain non-competition restrictions.

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

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) iced tea in the beverage industry. We are currently organized under our flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. Our mission is to provide consumers with premium iced tea offered at an affordable price.

We aspire to be a market leader in the development of beverages that are convenient and appealing to consumers. There are two major target markets for our beverages: “consumers on the go” and “health conscious consumers.” “Consumers on the go” are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. “Health conscious consumers” are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from options perceived as less healthy, such as carbonated soft drinks, towards alternative beverages such as iced tea. We continually seek to expand our product line. Our current products include iced tea, aloe vera juice and lemonade.

We produce a 100% brewed iced tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, half tea and half lemonade. We also offer lower calorie iced tea in flavor options that include mango, raspberry and peach. We also sell the iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, sweet tea, mango and unsweetened. In addition, in order to service certain vending contracts, we sell snacks and other beverage products on a limited basis.

We distribute an aloe vera derived juice beverage (“ALO Juice”) in 500ml and 1.5 liter bottles. ALO Juice is offered in six flavors including original, pomegranate, mango, raspberry, pineapple and coconut.

During April 2017, we expanded our brand to include lemonade. Lemonade is offered in nine flavors including traditional, lime, pink lemonade, kiwi & strawberry, cherry, peach, watermelon, wild berries and strawberry and is offered at retail in 18oz bottles.

We also continually seek to better develop emerging markets, as well as expand our overall geographic footprint. We entered into new business arrangements involving international specialists contracted to (i) identify new market opportunities and (ii) assist in the overall management of our international expansion efforts. During 2016, the Company announced new distributorships in Columbia, Honduras, Dominican Republic, St Martin and Bermuda to whom we shipped product during the second quarter of 2017. We also worked alongside existing distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets. Additional new developments include new retail partnerships opened with supermarket chains such as Pueblos and Supermax in Puerto Rico and Loblaws in Canada, and multiple reorders received from the South Korean distributor.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 116 Charlotte Avenue, Hicksville, NY 11801 and our telephone number at that location is (855) 542-2832.

Recent Developments

January 2017 Offering

In January 2017, we consummated a public offering (the “January 2017 Offering”) of an aggregate of 376,340 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to the terms of a selling agent agreement, dated January 25, 2017, with the placement agent and subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 300,000 shares were sold to the public at a price of $4.00 per share and 76,340 of the shares were sold to our officers and directors at a price of $4.10 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated gross proceeds of $1,513,000 and net proceeds of $1,429,740, after payment of the placement agent fees and other offering expenses.

The offering was made pursuant to our existing shelf registration statement on Form S-3 (File No. 333-213874), which was filed with the Securities and Exchange Commission (“SEC”) on September 30, 2016 and declared effective by the SEC on October 14, 2016 (the “Shelf Registration”), and is described in more detail in a prospectus supplement dated January 27, 2017 and the accompanying base prospectus dated October 14, 2016 (the “Base Prospectus”).

June 2017 Offering

In June 2017, we consummated a public offering (the “June 2017 Offering”) of an aggregate of 256,848 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 231,850 shares were sold to the public at a price of $5.00 per share and 24,998 of the shares were sold to our officers and directors at a price of $5.60 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated gross proceeds of $1,299,250 and net proceeds of $1,259,415, after payment of the placement agent fees and other offering expenses.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated June 14, 2017 and the accompanying Base Prospectus.

July 2017 Offering

In July 2017, we consummated a public offering (the “July 2017 Offering”) of an aggregate of 448,160 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. The shares were sold at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, upon the purchase of $500,000 or more, received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in this offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and are fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of approximately $2,129,212 after deducting commissions and other offering expenses.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated July 6, 2017 and the accompanying Base Prospectus.

Nassau Veterans Memorial Coliseum

On February 16, 2017, we formed an alliance with Brooklyn Sports and Entertainment to become the official iced tea of Nassau Veterans Memorial Coliseum presented by New York Community Bank. We have the exclusive iced tea serving rights in the venue including all concession stands and luxury suites. The alliance also includes high profile interior and exterior light-emitting diode (“LED”) branding, as well as digital and retail promotional opportunities. After a complete refurbishment, the venue reopened on April 5, 2017.

Lemonade

On March 14, 2017, we announced the expansion of our brand to include lemonade. The Original Long Island Brand™ Lemonade range consists of nine real-fruit flavors, and is offered at retail in 18oz bottles. This premium lemonade is intended to be differentiated from other lemonade beverages in the US market. It is made with 100% raw cane sugar and non-GMO ingredients that incorporate the “better-for-you” attributes that are prominent within our iced tea brand, and will complement Long Island Iced Tea®. Product became available in select markets during the second quarter of 2017. It is our objective to grow market share and offer this product alongside our iced tea products.

Big Geyser Strategic Distribution Partnership

On March 14, 2017, we entered into a long-term strategic distribution agreement, in certain regions, with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York, pursuant to which Big Geyser became the exclusive distributor of our iced tea bottle products. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. This distribution coverage will provide the potential to significantly increase our distribution footprint and allow us to streamline our business and brings additional focus to building our brand. As part of the distribution agreement, we have issued warrants to Big Geyser in the second quarter as compensation for achieving certain performance targets.

Highlights

We generate income through the sale of our beverage products. The following are highlights of our operating results for the three and six months ended June 30, 2017:

●

Net sales. During the three months ended June 30, 2017, we had net sales of $1,232,913, a decrease of $370,754 over the three months ended June 30, 2016. The decrease is due principally to the cost of a non-cash sign on incentive of $257,022 and a decrease in ALO Juice sales of $283,228, offset by $201,573 of Lemonade sales, which began selling in the second quarter of 2017. During the six months ended June 30, 2017, we had net sales of $2,346,250, an increase of $234,414 over the six months ended June 30, 2016.

●	Margin. Our gross profit percentage was flat for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Our gross profit percentage increased by 5% and our gross profit increased by $113,763 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily due to improvements on our gallon iced tea product line for which our gross profit increased by $232,547. However, the decrease in gross profit of $118,034 for the 18/20 oz. combined was due in part to the cost of warrants issued to Big Geyser of $257,022.

●

Operating expenses. During the three months ended June 30, 2017, our operating expenses were $4,102,402, representing an increase of $2,208,743 as compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, our operating expenses were $7,610,419, representing an increase of $4,452,552 as compared to the six months ended June 30, 2016. The increase in operating expenses related primarily to increased payroll (including stock-based compensation), Strategy Committee and Board of Directors fees, professional fees and services, bad debt expense and product development.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2017, we have principally financed our business through the sale of equity interests. During the six months ended June 30, 2017, our cash flows used in operating activities were $4,839,506, our net cash provided by investing activities was $2,446,069 and our net cash provided by financing activities was $1,385,248. We had working capital of $1,145,366 as of June 30, 2017.

In order to execute our long-term growth strategy, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all. See Sources of Liquidity and Going Concern, in item 2 of this report.

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

Revenue Recognition

Revenue is stated net of sales discounts, rebates paid to customers, establishment incentives, placement fees and returns. Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determined; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by the Company’s customers. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such revenue until such recognition criteria are met.

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

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea, lemonade and ALO Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory at June 30, 2017 and December 31, 2016, was finished goods inventory with a cost of approximately $186,000 and $320,000, respectively which was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,232,913	$1,603,667	$2,346,250	$2,111,836
Cost of goods sold	1,225,895	1,588,870	2,177,139	2,056,488
Gross profit	7,018	14,797	169,111	55,348
Operating expenses:
General and administrative expenses	1,620,314	1,009,576	3,625,388	1,787,241
Selling and marketing expenses	2,482,088	884,083	3,985,031	1,370,626
Total operating expenses	4,102,402	1,893,659	7,610,419	3,157,867
Operating Loss	(4,095,384)	(1,878,862)	(7,441,308)	(3,102,519)
Other expenses:
Other expense	(26,608)	-	(38,986)	-
Interest expense, net	(103,203)	(203,304)	(199,423)	(396,717)
Net loss	$(4,225,195)	$(2,082,166)	$(7,679,717)	$(3,499,236)

Comparison of the Three Months Ended June 30, 2017 and 2016

Net Sales and Gross Profit

Net sales for the three months ended June 30, 2017 decreased by $370,754, or 23%, to $1,232,913 as compared to $1,603,667 for the three months ended June 30, 2016. The decrease is due mostly to a non-cash sign on incentive of $257,022 in connection with the Big Geyser distribution agreement. In addition, the sales of our ALO Juice product line decreased by $283,228. With the introduction of our lemonade flagship brand in the second quarter, net sales were bolstered by $201,573.

Gross profit decreased by $7,779, or 53%, to $7,018 for the three months ended June 30, 2017 from $14,797 for the three months ended June 30, 2016. Our gross profit percentage remained at approximately 1% for the three months ended June 30, 2017 and 2016. The change in gross profit consisted of an increase of approximately $213,000 in gross profit for iced tea sold in gallons, an increase in gross profit of approximately $100,000 for iced tea sold in 18/20 oz., offset by a decrease in gross profit of approximately $49,000 on account of reduction in sales of ALO Juice and reductions on account of a non-cash sign on incentive of approximately $257,000 for warrants issued to Big Geyser.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 increased by $610,738, or 60%, to $1,620,314 as compared to $1,009,576 for the three months ended June 30, 2016. We incurred an increase of $187,095 in stock-based compensation costs, an increase in bad debt of $147,081 and an increase of $81,729 in the costs of being a public company, consisting principally of legal, accounting, filing and related costs. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2017 increased by $1,598,005, or 181%, to $2,482,088 as compared to $884,083 for the three months ended June 30, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by $436,147 in connection with the hiring of additional sales and marketing staff. We incurred an increase of $180,387 in stock-based compensation costs. Our brand awareness investor and public relations costs increased by $673,350 due to increased investor relation spending.

Interest expense, net

Interest expense, net for the three months ended June 30, 2017 decreased by $100,101, or 49%, to $103,203 as compared to $203,304 for the three months ended June 30, 2016. Interest expense for the three months ended June 30, 2017, principally consisted of the amortization of deferred financing costs of $111,580. Interest expense was offset by interest and dividend income on investments of $10,521.

Comparison of the Six Months Ended June 30, 2017 and 2016

Net Sales and Gross Profit

Net sales for the six months ended June 30, 2017 increased by $234,414, or 11%, to $2,346,250 as compared to $2,111,836 for the six months ended June 30, 2016. The increase was primarily due to the introduction of the lemonade flagship brand in the second quarter, which contributed $201,573 to the increase in net sales. Net sales of our ALO Juice during the six months ended June 30, 2017 increased by $90,949 to $422,567 as compared to $331,618 for the six months ended June 30, 2016. The increase was offset by the costs of the $257,022 for a non-cash sign on incentive to Big Geyser.

Gross profit increased by $113,763, or 206%, to $169,111 for the six months ended June 30, 2017 from $55,348 for the six months ended June 30, 2016. Our gross profit percentage increased to approximately 7% for the six months ended June 30, 2017 as compared to approximately 3% for the six months ended June 30, 2016. The change in gross profit consisted of an increase of approximately $232,000 in gross profit for iced tea sold in gallons, an increase in gross profit of approximately $139,000 for iced tea sold in 18/20 oz., a decrease in gross profit of approximately $29,000 in sales of ALO Juice and reductions on account of a non-cash sign on incentive of approximately $257,000 for warrants issued to Big Geyser.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2017 increased by $1,838,147, or 103%, to $3,625,388 as compared to $1,787,241 for the six months ended June 30, 2016. This increase was principally the result of our efforts to build out our management and support team to support our growth and enhance our corporate governance. Specifically, our personnel costs increased by $74,502 in connection with the increased supporting personnel and increased salary expenses. We incurred an increase of $514,283 in stock-based compensation costs, an increase of $13,008 in costs in connection with the compensation of our Board of Directors and Strategy Committee, an increase in bad debt of $396,175 and an increase of $627,539 in the costs of being a public company, consisting principally of legal, accounting, filing and related costs. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2017 increased by $2,614,405, or 191%, to $3,985,031 as compared to $1,370,626 for the six months ended June 30, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by $768,461 in connection with the hiring of additional sales and marketing. We incurred an increase of $242,437 in stock-based compensation costs. Our brand awareness investor and public relations costs increased by $766,595 due to new investor relation agreements and increased spending. We incurred an increase of $185,540 in connection with our new product initiatives and ALO Juice development.

Interest expense, net

Interest expense, net for the six months ended June 30, 2017 decreased by $197,294, or 50%, to $199,423 as compared to $396,717 for the six months ended June 30, 2016. Interest expense for the six months ended June 30, 2017, principally consisted of the amortization of deferred financing costs of $223,160. Interest expense was offset by interest and dividend income on investments of $27,656.

Liquidity and Capital Resources

Sources of Liquidity and Going Concern

The following table provides an overview of our borrowing agreements as of June 30, 2017:

Description of Debt	Holder	Interest Rate	Balance at June 30, 2017
Line of Credit	Brentwood LIIT Inc.	Prime Plus 7.5%	$-
UBS Credit Line	UBS Bank USA	LIBOR plus 2.5%	$-
Automobile loans	Various	3.59% to 10.74%	$21,812
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10.0%	$60,056

Historically, our cash generated from operations has not been sufficient to meet our expenses. We have financed our operations principally through the raising of equity capital, debt and through trade credit with our vendors. Our ability to continue our operations and to pay our obligations when they become due is contingent upon obtaining additional financing. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

We believe that we will be able to raise sufficient additional capital to finance our planned operating activities. There are no assurances that we will be able to raise such capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned market development activities, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included in Part I, Item 1 of this report do not include any adjustments that might result from the outcome of these uncertainties.

Line of Credit

Brentwood LIIT Corp-Line of Credit

On November 23, 2015, we entered into the Credit and Security Agreement (the “Credit Agreement”) with LIBB and Brentwood LIIT, Inc. (“Brentwood”). Brentwood is controlled by a related party, Eric Watson, who beneficially owns approximately 17.0% of our outstanding common stock as of June 30, 2017. The Credit Agreement provides for a revolving credit facility in an amount of up to $3,500,000, with funding subject to approval by Brentwood. As of June 30, 2017 and December 31, 2016, there was no amount outstanding under the Credit Agreement.

UBS Line of Credit

On October 27, 2016, we entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of June 30, 2017, the interest rate on the UBS Credit Line was 3.732%. The UBS Credit Line, when drawn, is collateralized by certain of our short-term investments. As of June 30, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of June 30, 2017 and December 31, 2016, our borrowing capacity under the UBS Credit line was $0 and $19,725, respectively. At July 31, 2017, the credit line was closed.

Magnum Vending Corp

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our Chief Executive Officer and one of our directors, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to us. As of June 30, 2017 and December 31, 2016, $60,056 and $76,474, respectively, of principal and interest were outstanding under the agreement.

Private Placements

In January 2017, we consummated the January 2017 Offering of an aggregate of 376,340 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to the terms of a selling agent agreement, dated January 25, 2017, with the placement agent and subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 300,000 shares were sold to the public at a price of $4.00 per share and 76,340 of the shares were sold to our officers and directors at a price of $4.10 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated total net proceeds, after payment of the placement agent fees and other offering expenses, of $1,429,740.

In June 2017, we consummated the June 2017 Offering of an aggregate of 256,848 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. Of the aggregate number of shares sold, 231,850 shares were sold to the public at a price of $5.00 per share and 24,998 of the shares were sold to our officers and directors at a price of $5.60 per share, the most recent closing bid price of the common stock at the time the officers and directors executed their subscription agreements. The offering generated gross proceeds of $1,299,250 and net proceeds of $1,259,415, after payment of the placement agent fees and other offering expenses.

In July 2017, we consummated the July 2017 Offering of an aggregate of 448,160 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. The shares were sold at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, upon the purchase of $500,000 or more of shares in such offering, received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in the offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and are fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of approximately $2,129,212 after deducting commissions and other offering expenses.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $4,839,506 for the six months ended June 30, 2017 as compared to net cash used in operating activities of $1,642,987 for the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2017 was primarily the result of a net loss of $7,679,717. The net loss was offset primarily by non-cash charges of $2,052,386, consisting principally of $1,040,909 of stock based compensation, $416,014 of bad debt expense and $223,160 of amortization of deferred financing costs. The cash used in operating activities decreased on account of a $1,825,135 and $770,068 increase in accounts payable and accrued expenses, respectively, and increased due to an increase of $674,683 in accounts receivable. Cash used in operating activities for the six months ended June 30, 2016 was primarily the result of the net loss of $3,499,236.

Net cash provided by investing activities

Net cash provided by investing activities was $2,446,069 for the six months ended June 30, 2017 as compared to net cash provided by investing activities of $115,329 for the six months ended June 30, 2016. Net cash provided by investing activities for the six months ended June 30, 2017 consisted principally of the proceeds from the sales of short-term investment securities of $2,408,632. Cash provided by investing activities for the six months ended June 30, 2016 resulted primarily from the release of restricted cash of $127,580.

Net cash provided by financing activities

Net cash provided by financing activities was $1,385,248 for the six months ended June 30, 2017 as compared to net cash provided by financing activities of $1,347,132 for the six months ended June 30, 2016. Cash flows from financing activities were primarily the result of $1,429,740 representing the proceeds from our January 2017 Offering, net of costs and $1,259,415 from the net proceeds of our June 2017 Offering. Net cash used in financing activities consisted of repayments of the UBS Line of Credit of $1,280,275. Cash provided by financing activities for the six months ended June 30, 2016, was primarily due to $861,790 in net proceeds from an equity offering.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2017 due to a material weakness in our internal control over financial reporting as described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5, as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

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

Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting. The Company is evaluating these weaknesses to determine the appropriate remedy.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, the Company hired additional professional staff and instituted additional procedures that provide for enhanced reviews and analysis of financial schedules used to prepare financial statements and disclosures. There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal action:

●	Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. Our management and legal counsel are currently awaiting a decision from the judge.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended June 30, 2017, we issued warrants to purchase 20,000 and 325,000 shares of our common stock to a shareholder and to a distributor, respectively.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Accounting Officer.

32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2017

LONG ISLAND ICED TEA CORP

By:	/s/ Richard Allen
Name:	Richard Allen
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

