Form 10-Q
period 2017-09-30
Long Island Iced Tea Corp.
filed 2017-11-13
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-37808

LONG ISLAND ICED TEA CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	47-2624098
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12-1 Dubon Court, Farmingdale, NY 11735
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

Yes [  ] No [X]

As of November 10, 2017, 9,755,607 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG ISLAND ICED TEA CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash	$429,673	$1,249,550
Accounts receivable, net	1,556,801	1,627,058
Inventories, net	1,697,251	1,187,941
Restricted cash	-	103,603
Short term investments	-	2,389,521
Prepaid expenses and other current assets	263,820	91,072
Total current assets	3,947,545	6,648,745

Property and equipment, net	148,425	218,036
Intangible assets	170,000	22,500
Other assets	56,635	52,470
Deferred financing costs	507,794	842,533
Total assets	$4,830,399	$7,784,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,047,727	$886,316
Accrued expenses	1,380,097	911,843
UBS Credit Line	-	1,280,275
Current portion of automobile loans	8,640	11,446
Current portion of equipment loan	47,910	39,979
Other current liabilities	110,576	-
Total current liabilities	3,594,950	3,129,859

Subscription payable	563,750	-
Other liabilities	30,000	30,000
Deferred rent	4,695	1,807
Long term portion of automobile loans	11,066	17,580
Long term portion of equipment loan	3,787	36,495
Total liabilities	4,208,248	3,215,741

Commitments and contingencies, Note 8

Stockholders' Equity:
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 9,148,107 and 7,715,306 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	915	772
Additional paid-in capital	25,191,297	17,575,583
Accumulated deficit	(24,570,061)	(12,977,566)
Accumulated other comprehensive loss	-	(30,246)
Total stockholders' equity	622,151	4,568,543

Total liabilities and stockholders' equity	$4,830,399	$7,784,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$1,554,895	$1,301,125	$3,901,145	$3,412,961

Cost of goods sold	1,486,265	1,196,790	3,663,404	3,253,278
Gross profit	68,630	104,335	237,741	159,683

Operating expenses:
General and administrative expenses	1,543,786	2,170,522	5,169,174	3,957,763
Selling and marketing expenses	2,323,472	661,247	6,308,503	2,031,873
Total operating expenses	3,867,258	2,831,769	11,477,677	5,989,636

Operating loss	(3,798,628)	(2,727,434)	(11,239,936)	(5,829,953)

Other expenses:
Other income (expense)	-	4,070	(38,986)	4,070
Interest expense, net	(114,150)	(579,710)	(313,573)	(976,427)
Loss on inducement	-	(1,587,954)	-	(1,587,954)
Total other expenses	(114,150)	(2,163,594)	(352,559)	(2,560,311)

Net loss	$(3,912,778)	$(4,891,028)	$(11,592,495)	$(8,390,264)

Unrealized gain on investments	-	-	30,246	-

Comprehensive loss	$(3,912,778)	$(4,891,028)	$(11,562,249)	$(8,390,264)

Weighted average number of common shares outstanding – basic and diluted	9,076,959	6,514,295	8,529,399	5,407,036

Basic and diluted net loss per share	$(0.43)	$(0.75)	$(1.36)	$(1.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2017	7,715,306	$772	$17,575,583	$(12,977,566)	$(30,246)	$4,568,543

Issuance of common stock in connection with the January public offering, net of costs	376,340	38	1,429,702	-	-	1,429,740
Issuance of common stock in connection with the June public offering, net of costs	256,848	25	1,259,390	-	-	1,259,415
Issuance of common stock in connection with the July public offering, net of costs	462,160	46	2,134,441	-	-	2,134,487
Issuance of common stock to the Advisory Board and the Board of Directors	46,965	5	192,645	-	-	192,650
Issuance of common stock to consultants and vendors	270,488	27	1,023,392	-	-	1,023,419

Stock-based compensation - issuance of common stock to an executive officer	20,000	2	81,798	-	-	81,800
Stock-based compensation	-	-	1,238,712	-	-	1,238,712
Issuance of Big Geyser warrants	-	-	255,634	-	-	255,634
Change in unrealized loss on investment	-	-	-	-	30,246	30,246
Net loss	-	-	-	(11,592,495)	-	(11,592,495)

Balance at September 30, 2017	9,148,107	$915	$25,191,297	$(24,570,061)	$-	$622,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(11,592,495)	$(8,390,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	551,626	35,234
Depreciation and amortization expense	111,528	120,871
Deferred rent	2,888	(1,938)
Loss on sale of securities	37,882	-
Severance expense charged against accounts receivable	50,000	-
Warrants issued to distributor	255,634	-
Stock-based compensation	1,320,512	1,010,820
Loss on disposal of property and equipment	-	515
Amortization of deferred financing costs	334,739	883,969
Paid-in-kind interest	-	77,805
Inducement expense	-	1,587,954
Changes in assets and liabilities:
Accounts receivable	(730,956)	(1,141,804)
Inventory	(459,723)	(265,601)
Prepaid expenses and other current assets	(40,688)	(39,417)
Other assets	(4,165)	11,805
Accounts payable	1,847,072	430,620
Accrued expenses	941,754	986,023
Other current liabilities	(29,574)	-
Total adjustments	4,188,529	3,696,856

Net cash used in operating activities	(7,403,966)	(4,693,408)

Cash Flows From Investing Activities
Proceeds from held-to-maturity investments	2,408,632	-
Purchases of property and equipment	(39,419)	(9,497)
Release of restricted cash	103,603	127,580
Purchase of short term investments	(26,747)	(2,507,302)

Net cash provided by (used in) investing activities	2,446,069	(2,389,219)

Cash Flows From Financing Activities
Repayment of automobile loans	(9,320)	(22,977)
Repayment of equipment loans	(24,777)	(27,232)
Repayment of line of credit	(1,280,275)	-
Proceeds from line of credit	-	500,000
Proceeds from the January public offering, net of costs	1,429,740	-
Proceeds from the June public offering, net of costs	1,259,415	-
Proceeds from the July public offering, net of costs	2,134,487	-
Advances from a related party	65,000	-
Proceeds from subscription payable	563,750	-
Proceeds from the Public Offering, net of costs	-	5,867,217
Proceeds from disgorgement of short swing profit	-	56,250
Proceeds from the sale of common stock and warrants, net of costs	-	861,790

Net cash provided by financing activities	4,138,020	7,235,048

Net (decrease) increase in cash	(819,877)	152,421

Cash, beginning of period	1,249,550	207,192

Cash, end of period	$429,673	$359,613

Cash paid for interest	$6,006	$19,898

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors and customers	$1,023,419	$205,700
Issuance of insurance obligation in other current liabilities	$75,150	$-
Issuance of common stock in exchange for Brentwood line of credit and related warrants	$-	$1,669,376
Purchase of IP applied against outstanding accounts receivable	$150,000	$-
Finished goods inventory received and applied against outstanding accounts receivable	$49,587	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN

Business Organization

Long Island Iced Tea Corp., a Delaware corporation (“LIIT”), was formed on December 23, 2014. LIIT was formed in order to allow for the completion of mergers between Cullen Agricultural Holding Corp. (“Cullen”) and Long Island Brand Beverages LLC (“LIBB”). On December 31, 2014, LIIT entered into a merger agreement, as amended as of April 23, 2015, with Cullen, a public company, Cullen Merger Sub, Inc. (“Cullen Merger Sub”), LIBB Acquisition Sub, LLC (“LIBB Merger Sub”), LIBB and the founders of LIBB (“Founders”). Pursuant to the merger agreement, (a) Cullen Merger Sub was merged with and into Cullen, with Cullen surviving and becoming a wholly-owned subsidiary of LIIT and (b) LIBB Merger Sub was merged with and into LIBB, with LIBB surviving and becoming a wholly-owned subsidiary of LIIT (the “Mergers”). As a result of the Mergers which were consummated on May 27, 2015, LIIT consisted of its wholly owned subsidiaries, LIBB (its operating subsidiary) and Cullen and Cullen’s wholly owned subsidiaries (collectively the “Company”).

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

Overview

The Company is a holding company operating through its wholly-owned subsidiary, LIBB. The Company is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. The Company is currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. The Company’s mission is to provide consumers with premium beverages offered at an affordable price.

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

The Company produces a 100% brewed iced tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, half tea and half lemonade. The Company also offers lower calorie iced tea in flavor options that include mango, raspberry and peach. The Company also sells its iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, half and half lemonade, sweet tea, mango and unsweetened.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Overview, continued

During April 2017, the Company expanded its brand to include lemonade. Lemonade is offered in nine flavors including traditional, lime, pink lemonade, kiwi & strawberry, cherry, peach, watermelon, wild berries and strawberry and is offered at retail in 18oz. bottles.

The Company also distributes an aloe vera derived juice beverage (“ALO Juice”) in 500ml and 1.5 liter bottles. ALO Juice is offered in six flavors including original, pomegranate, mango, raspberry, pineapple and coconut. See below regarding the ALO Juice business. In addition, in order to service certain vending contracts, the Company sells snacks and other beverage products on a limited basis.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with expanding distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of September 30, 2017, the Company’s products are available in 20 states and in the Caribbean, Canada and Latin America.

The ALO Juice Business

Asset Purchase Agreement

On December 8, 2016, the Company entered into an asset purchase agreement with The Wilnah International, LLC (“Wilnah”). Julio X. Ponce (“Mr. Ponce”) is the majority interest member of Wilnah. Pursuant to the agreement, the Company intended to acquire the intellectual property (“IP”) (trade names, formulas, recipes) for ALO Juice. During September 2017, the Company determined that it would license, rather than purchase the ALO Juice IP. Accordingly, on September 18, 2017, the Company terminated the asset purchase agreement with Wilnah.

Seba Personal Guarantees

Mr. Ponce is the former majority owner of Seba Distribution LLC (“Seba”). In order to provide credit enhancement to Seba’s obligations to the Company, Seba issued notes payable to the Company which were personally guaranteed by Mr. Ponce. On March 14, 2017, Seba issued to the Company a note payable in the amount of $467,444, which Mr. Ponce, individually, has fully guaranteed (“March 2017 Note and Guarantee”) in support of certain obligations of Seba that are owed to the Company. On September 18, 2017, Seba issued to the Company a note payable in the amount of $403,216, which Mr. Ponce, individually, has fully guaranteed, and for which Julio Ponce Sr. (the father of Mr. Ponce) has guaranteed certain receivables up to $300,000 in the aggregate (“September 2017 Note and Guarantee”) in support of certain additional obligations of Seba that are owed to the Company.

Licensing Agreement – ALO Juice

On September 18, 2017, the Company entered into an exclusive perpetual licensing agreement (“Licensing Agreement”) with Wilnah granting the Company the worldwide rights to produce, distribute and sell the ALO Juice brand. As compensation to Wilnah for these rights, the Company paid an initial fee of $150,000, which was applied against the Seba accounts receivable upon the closing and has agreed to pay to Wilnah a 7.0% royalty on the Company’s gross sales of ALO Juice sales delivered to the Company’s customers after the closing of this agreement.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

The ALO Juice Business, continued

Employment Agreement

Effective January 1, 2017, the Company had entered into an employment agreement with Mr. Ponce, to expand the Company’s sales of Long Island branded products and ALO Juice products within the Southeast U.S. and Latin American regions. On September 1, 2017, the Company terminated the employment agreement of Mr. Ponce.

On September 1, 2017, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. Ponce. Mr. Ponce received as compensation under the Separation Agreement a lump sum payment of $50,000, which was applied against the Seba accounts receivable.

Sales Broker Agreement

Effective September 1, 2017, the Company entered into a broker arrangement (“Broker Arrangement”) with Mr. Ponce, whereby Mr. Ponce will be paid a commission of 2.5% on net collected revenues from the sale of the Company’s products (excluding ALO Juice) into certain distributor and retail relationships introduced by Mr. Ponce.

Seba’s Obligations to the Company

From September 18, 2017, all payments which the Company would make to Seba, Mr. Ponce, or Wilnah, pursuant to the Licensing Agreement, Separation Agreement or Broker Arrangement are to be applied first to outstanding receivables owed to the Company by Seba and then paid in cash only after such receivables have been paid in full.

Liquidity and Going Concern

The Company has been focused on the development of its brand and its infrastructure, as well as in the establishment of a network of distributors and qualified direct accounts. From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors.

As of September 30, 2017, the Company had cash of $429,673. As of September 30, 2017, the Company had working capital of $352,595. The Company incurred net losses of $3,912,778 and $11,592,495 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the Company’s stockholders’ equity was $622,151.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Liquidity and Going Concern, continued

On July 6, 2017, the Company sold 448,160 shares of the Company’s common stock in a public offering at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, as a result of purchasing more than $500,000 in shares, each received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in this offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and were fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of $2,134,487 after deducting commissions and other offering expenses.

On October 4, 2017, the Company sold 607,500 shares of the Company’s common stock in a public offering at a price of $2.05 per share. The Company received gross proceeds of $1,245,375 and estimated net proceeds of $1,235,375 after deducting other offering expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering. Prior to October 1, 2017, the Company received $563,750 from this offering and accordingly, as at September 30, 2017, $563,750 is included in subscriptions payable within the condensed consolidated balance sheets.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2017.

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

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers (See Customer Marketing Programs including Sign On and Sales Incentives, below). Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determinable; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Marketing Programs, including Sign On and Sales Incentives

The Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the three months ended September 30, 2017 and 2016, these allowances resulted in reductions in net sales of $195,153 and $0, respectively. During the nine months ended September 30, 2017 and 2016, these allowances resulted in reductions in net sales of $596,335 and $45,165, respectively. Included in these amounts for the three and nine months ended September 30, 2017 are (income) costs of ($1,388) and $255,634, respectively, representing the non-cash costs of a sign-on incentive, presented net of mark-to-market adjustments for unvested awards related to warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”) (See Notes 7 and 8).

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $184,423 and $117,998, for the three months ended September 30, 2017 and 2016, respectively and $381,151 and $319,668 for the nine months ended September 30, 2017 and 2016, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $196,758 and $84,433 for the three months ended September 30, 2017 and 2016, respectively, and $513,522 and $114,980, for the nine months ended September 30, 2017 and 2016, respectively.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the condensed consolidated statements of operations and totaled $30,375 and $24,464 for the three months ended September 30, 2017 and 2016, respectively, and $335,101 and $143,651 for the nine months ended September 30, 2017 and 2016, respectively. Other research and development costs were included in general and administrative expenses within the condensed consolidated statements of operations and totaled $0 and $0 for the three months ended September 30, 2017 and 2016, respectively and $829 and $46,667 for the nine months ended September 30, 2017 and 2016, respectively. The other research and development expenses incurred during the three and nine months ended September 30, 2016 were incurred pursuant to an alcohol beverage development agreement which will require the Company to pay $40,000 in cash and $40,000 in common stock upon the completion of the arrangement. As of September 30, 2017, $50,000 was included in accrued expenses in the condensed consolidated balance sheet related to the 2016 arrangement.

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

The Company holds investments in marketable securities, consisting of U.S. government securities and mutual funds. The Company’s available-for-sale securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive (loss) income in stockholders’ equity, when applicable. During the three months ended September 30, 2017 and 2016, the unrealized gain was $0 and $0, respectively, and during the nine months ended September 30, 2017 and 2016, the unrealized gain was $30,246 and $0, respectively. Unrealized losses are charged against interest and other income/(expense), net, when a decline in fair value is determined to be other-than-temporary. The Company has not recorded any such impairment charge in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income/(expense), net.

The following table sets forth the available-for-sale securities, which were fully liquidated during the nine months ended September 30, 2017:

	As of
	September 30, 2017	December 31, 2016
U.S. government securities	$-	$195,374
Fixed income mutual funds	-	2,194,147
	$-	$2,389,521

	As of December 31, 2016
	Amortized	Unrealized
	Cost	Losses	Fair Value
U. S. government securities	$195,570	$(196)	$195,374
Fixed income mutual funds	2,224,197	(30,050)	2,194,147
Total	$2,419,767	$(30,246)	$2,389,521

The following table classifies the US government securities by maturity:

	As of
	September 30, 2017	December 31, 2016
Within one year	$-	$94,967
Within one to five years	-	100,407
	$-	$195,374

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

Accounts receivable, net, is as follows:

	As of
	September 30, 2017	December 31, 2016
Accounts receivable, gross	$2,232,968	$1,859,474
Allowance for doubtful accounts	(676,167)	(232,416)
Accounts receivable, net	$1,556,801	$1,627,058

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with one bank. The Company is exposed to credit risk with regard to two customers who accounted for 19% and 17%, or 36% in the aggregate, and 46% of the Company’s trade receivables as of September 30, 2017 and December 31, 2016, respectively. The account representing the 19% is further collateralized by notes receivable from Seba and personal guarantees (See Note 1). Otherwise, the Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea, lemonade and ALO Juice. As of September 30, 2017 and December 31, 2016, included in inventory was finished goods inventory with a cost of approximately $95,000 and $320,000, respectively, which was delivered to a distributor, and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2017 and December 31, 2016, the Company recorded reserves of $115,125 and $45,078, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	September 30, 2017	December 31, 2016
Finished goods	$853,157	$905,642
Raw materials and supplies	844,094	282,299
Total inventories	$1,697,251	$1,187,941

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended September 30, 2017 and 2016, depreciation expense was $32,322 and $39,420, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $109,028 and $117,118, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs with a net book value of $0 and $2,500 as of September 30, 2017 and December 31, 2016, respectively. The estimated useful life of the capitalized costs of the Company’s website was 3 years and was depreciated on a straight line basis. As of September 30, 2017, the cost of the website development was $15,000 and the accumulated amortization was $15,000. As of December 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $12,500. For the three months ended September 30, 2017 and 2016, amortization expense was $0 and $1,251, respectively, and $2,500 and $3,753 for the nine months ended September 30, 2017 and 2016, respectively.

Intangible assets with indefinite useful lives are tested for impairment when circumstances indicate that there could be an impairment. As of September 30, 2017, the cost of the ALO Juice IP, which has an indefinite useful life, was $150,000 (See Note 1).

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company accounts for uncertain tax positions in accordance with ASC 740 —”Income Taxes”. No uncertain tax provisions have been identified. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying condensed consolidated statements of operations. Our primary tax jurisdictions are our federal, various state, and local taxes.

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

	As of September 30,
	2017	2016
Options to purchase common stock	1,074,155	465,411
Warrants to purchase common stock	1,130,570	470,570
Total potentially dilutive securities	2,204,725	935,981

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

The carrying value of financial instruments in the Company’s condensed consolidated financial statements are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at September 30, 2017	$—	$—	$—

Short-term investments at December 31, 2016	$2,389,521	$—	$—

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

In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustments at September 30, 2017, the Company utilized the closing price of the Company’s common stock, as quoted on the NASDAQ Stock Market LLC (“Nasdaq”), as an input to the Black Scholes option-pricing model for the fair value of its common stock.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and is to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Going Concern, Note 8 – Commitments and Contingencies and Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 10). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of September 30, 2017 and December 31, 2016, the outstanding balance on the equipment loan was $51,697 and $76,474, respectively.

NOTE 4 – UBS CREDIT LINE

On October 27, 2016, the Company entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of June 30, 2017, the interest rate on the UBS Credit Line was 3.732%. The UBS Credit Line, when drawn, is collateralized by certain of the Company’s short-term investments. As of September 30, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of September 30, 2017 and December 31, 2016, the Company’s borrowing capacity under the UBS Credit line was $0 and $19,725, respectively. As of July 21, 2017, the credit line has been closed.

NOTE 5 – LINE OF CREDIT – RELATED PARTIES

Brentwood LIIT Corp.

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and LIIT (NZ) Ltd. (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 14.4% of the Company as of September 30, 2017. The Credit Agreement, which expires November 23, 2018, provides for a revolving credit facility in an amount of up to $3,500,000, subject to approval by the lender. The Available Amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

2017 Issuances

On January 3, 2017, the Company issued 1,790 shares of the Company’s common stock to a product broker. The shares had a fair value of $7,500.

On January 17, 2017, the Company issued 41,965 shares of the Company’s common stock to directors of the Company. The shares were issued in satisfaction of accrued director fees and had a fair value of $175,000.

On January 30, 2017, the Company issued 61,208 shares of the Company’s common stock to consultants of the Company in satisfaction of accrued obligations and as a retainer for services to be provided. The shares were valued based upon the value of such services. The fair value was $213,550. As of September 30, 2017, $36,684 is included within prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

On August 25, 2017, the Company issued 5,000 shares of the Company’s common stock to directors of the Company. The shares were issued in satisfaction of accrued director’s fees and had a fair value of $17,650.

On August 25, 2017, the Company issued 41,033 shares of the Company’s common stock to consultants of the Company in consideration of services provided. The fair value of these shares was $151,167.

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

On August 24, 2017, the Company issued an option to purchase 12,000 shares of the Company’s common stock to an employee of the Company under the 2017 Stock Option Plan. The option will expire five years from the date of grant and have an exercise price of $3.76. The option vests one-third on the date of grant and one-third in each November 2017 and 2018. The option has a fair value of $17,693.

On August 24, 2017, the Company issued an option to purchase 20,000 shares of the Company’s common stock to an employee of the Company under the 2017 Stock Option Plan. The option will expire five years from the date of grant, have an exercise price of $3.76 and be fully vested upon issuance. The option has a fair value of $29,488.

On August 24, 2017, the Company issued to employees of the Company options to purchase an aggregate of 23,500 shares of the Company’s common stock under the 2017 Stock Option Plan. The options will expire five years from the date of grant, have an exercise price of $3.76 and vest in three annual installments beginning on the date of grant. The options have a fair value of $34,649.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options, continued

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

For the Nine Months Ended September 30, 2017
Stock price	$ 3.73 - $5.10
Exercise price	$ 3.76 - $5.00
Dividend yield	0%
Expected volatility	57% - 75%
Risk-Free interest rate, per annum	1.05% – 1.57%
Expected life (in years)	0.85 - 3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	425,411	$4.93	$3.85

Granted	808,200	4.55	1.63
Exercised	-	-	-
Expired, forfeited or cancelled	(159,456)	4.79	1.67

Outstanding at September 30, 2017	1,074,155	$4.66	$2.50	3.3	$-
Exercisable at September 30, 2017	699,963	$4.60	$2.79	2.7	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of September 30, 2017, there was a total of $647,084 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2019 over a weighted average period of 0.79 years.

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

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”) (see Note 8), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the three months ended September 30, 2017, the Company recognized expense of $1,503 and a reduction of the second quarter incentive by $2,891 due to mark-to-market adjustments, resulting in a net reduction of expense of $1,388, related to this warrant. For the nine months ended September 30, 2017, the Company recognized expense of $2,896, related to this warrant.

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

On April 24, 2017, in connection with the same distribution agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products, 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products, and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the three and nine months ended September 30, 2017, the Company recorded expense of $0 and $252,738, respectively, related to this warrant.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

On July 6, 2017, in connection with the public offering the Company issued warrants to purchase an aggregate of 40,000 shares of the Company’s common stock to lead investors (See Note 1).

On August 16, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a warrant to purchase 110,000 shares of the Company’s common stock at an exercise price that will be equal to the average of the closing prices of common stock for the thirty consecutive trading days ending on April 23, 2019 (or the 30 days preceding the beginning of the measurement period for this warrant). The warrant vests depending on certain sales levels achieved by that distributor during the period April 24, 2019 through April 23, 2020. The warrant has an expiration date of April 23, 2022. The initial valuation of this warrant will not occur until the measurement period begins on April 24, 2019.

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2017	470,570	$5.95	-
Issued	660,000	$4.49	-
Expired	-	$-	-
Outstanding September 30, 2017	1,130,570	$5.23	2.5
Exercisable at September 30, 2017	790,570	$5.36	1.7

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$279,603	$438,113	$1,044,147	$740,820
Warrants	-	-	194,565	30,000
Common Stock	-	-	81,800	240,000
Total	$279,603	$438,113	$1,320,512	$1,010,820

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$259,460	$412,439	$966,705	$853,859
Sales and marketing	20,143	25,674	353,807	156,961
Total	$279,603	$438,113	$1,320,512	$1,010,820

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

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution to amend its answer to include cross-claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. Thereafter, the court denied the motions to dismiss and each of the parties has completed their discovery. On October 6, 2017, the Company filed a Note of Issue and Certificate of Readiness. The case has been certified by the court as ready for trial. The Company is currently awaiting defendants’ summary judgement motions.

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $19,151 and $(1,174) for the three months ended September 30, 2017 and 2016, respectively, and $50,648 and $54,436 for the nine months ended September 30, 2017 and 2016, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

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

On April 18, 2017, the Company entered into an employment agreement with Virginia Morris to serve as the Company’s Chief Sales & Marketing Officer. Ms. Morris’s primary responsibilities will be driving the growth agenda for the Company’s entire portfolio of brands and overseeing key sales and marketing functions including brand management, channel strategy development and execution, and product innovation. Pursuant to the employment agreement, Ms. Morris was awarded an option to purchase 27,500 shares of the Company’s common stock under the 2015 Stock Option Plan, and an additional option to purchase 42,500 shares of the Company’s common stock under the 2017 Stock Option Plan. The options have an exercise price of $4.50 and vest annually in three equal installments beginning on the date of grant. Ms. Morris was also awarded 25,000 shares of the Company’s common stock prior to the execution of her employment agreement for services provided to the Company (See Note 7).

On September 1, 2017, the Company terminated the employment agreement with Ms. Morris. Pursuant to the employment agreement, Ms. Morris was entitled to receive severance of two months of her base salary. In lieu of cash, Ms. Morris and the Company agreed that Ms. Morris would be issued 22,000 shares of the Company’s common stock for accrued severance. As of September 30, 2017, the Company included $52,149 in accrued expenses within the condensed consolidated balance sheets related to Ms. Morris’s severance. On September 1, 2017, in connection with her termination, Ms. Morris’s option to purchase 70,000 shares of the Company’s common stock became fully vested. This option will expire if not exercised by September 1, 2018.

Separation Agreement

On July 11, 2017, the Company entered into a separation agreement with Richard Allen, the Company’s Chief Financial Officer. Pursuant to the separation agreement, Mr. Allen would continue as the Company’s Chief Financial Officer until August 15, 2017. Pursuant to the separation agreement, the Company was obligated to pay Mr. Allen $61,668 in two installments on or about July 18, 2017 and on or about August 22, 2017. The Company paid the first cash portion on August 4, 2017, and on September 17, 2017, Mr. Allen agreed to accept 15,000 shares in lieu of the second cash payment. In addition, 50% of his unvested stock options vested immediately and together with previously vested portions of such options will be exercisable until May 15, 2018. The separation agreement contains provisions for protection of the Company’s confidential information and certain non-competition restrictions.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements

Julian Davidson

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

On October 2, 2017, the Company agreed to pay Mr. Davidson, in lieu of a cash bonus of $165,000 due to him under his existing compensation arrangements (i) a one-time stock bonus of 48,000 shares of the Company’s common stock and (ii) a deferred cash payment of $65,000 to be made at a time determined by the Compensation Committee of the Company’s Board of Directors, but no later than December 31, 2017, with no interest to accrue on such payment obligation. The shares of the Company’s common stock were granted under the Company’s 2017 Long-Term Incentive Equity Plan.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Investor Relations

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

On October 1, 2017, the Company entered into a master service agreement with the investor relations and communications firm. The agreement commenced on October 1, 2017 for an initial term of two months. The agreement may be renewed monthly by the Company up to a maximum of 180 days from the date of the agreement. In consideration of services, the only adjustment from the March 1, 2017 agreement is that the number of shares to be issued on the 5th day of each month was increased to 15,000.

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

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

On June 6, 2014, the Company entered into a lease agreement for its principal office and warehouse space in Hicksville, NY. The lease commenced on July 1, 2014 and was expired on August 31, 2017.

On July 14, 2017, the Company entered into a lease agreement for its principal office and warehouse space in Farmingdale, NY. The lease commenced on August 15, 2017 and extends through September 30, 2022. The Company has the option to extend the lease for an additional three years.

Rent expense for the three months ended September 30, 2017 and 2016 was $22,219 and $15,428, respectively, and for the nine months ended September 30, 2017 and 2016 was $44,817 and $36,510, respectively.

Total future minimum payments required under the Farmingdale lease are as follows:

Year Ended December 31,
2017 (three months)	$24,749
2018	99,984
2019	102,983
2020	106,073
2021	109,255
Thereafter	83,564
Total	$526,608

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended September 30, 2017 and 2016 was $26,761 and $22,662, respectively, and for the nine months ended September 30, 2017 and 2016 was $39,741 and $76,493, respectively.

NOTE 9 – MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2017 and 2016, two customers accounted for 28% and 14%, or 42% in the aggregate, and three customers accounted for 22%, 11% and 11%, or 44% in the aggregate, of the Company’s net sales, respectively. For the nine months ended September 30, 2017 and 2016, two customers accounted for 21% and 12%, or 33% in the aggregate, and three customers accounted for 13%, 12% and 10%, or 35% in the aggregate, of the Company’s net sales, respectively.

For the three months ended September 30, 2017 and 2016, four vendors accounted for 22%, 21%, 12% and 12%, or 67% in the aggregate, and five vendors accounted for 19%, 17%, 17%, 15% and 10%, or 78% in the aggregate, of purchases, respectively. For the nine months ended September 30, 2017 and 2016, two vendors accounted for 35% and 20%, or 55% in the aggregate, and four vendors accounted for 20%, 17%, 16% and 16%, or 69% in the aggregate, of purchases, respectively.

LONG ISLAND ICED TEA CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the three months ended September 30, 2017 and 2016, sales to this related party were $0 and $426, respectively. For the nine months ended September 30, 2017 and 2016, sales to this related party were $879 and $3,063, respectively. As of September 30, 2017 and December 31, 2016, there was $879 and $0, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. For the three months ended September 30, 2017 and 2016, the Company purchased $6,616 and $0, respectively, and for the nine months ended September 30, 2017 and 2016, the Company purchased $14,631 and $17,514, respectively, of product from this entity. As of September 30, 2017 and December 31, 2016, the outstanding balance due to this entity included in accounts payable was $0 and $10,043, respectively.

As of September 30, 2017 and December 31, 2016, the Company is indebted to Mr. Thomas in the amounts of $65,000 and $0, respectively, for a short-term loan to the Company. This loan is included in other current liabilities within the condensed consolidated balance sheets.

On March 27, 2017, the Company issued an option to purchase 70,000 shares of the Company’s common stock to a party who was, until October 5, 2017, a member of the Board of Directors, in connection with services provided to the Company beyond the Board of Director duties of this Director. As of September 30, 2017 and December 31, 2016 accounts payable and accrued expenses to a company wholly owned by this former director were $10,237 and $4,032, respectively.

For the three and nine months ended September 30, 2017, the Company incurred expenses of $18,000 and $30,000, respectively, related to an entity whose majority shareholder is Eric Watson, who beneficially owned approximately 14.4% of the Company as of September 30, 2017. As of September 30, 2017 and December 31, 2016, accounts payable due to this entity were $19,410 and $0.

NOTE 11 – SUBSEQUENT EVENTS

NASDAQ Notice

On October 9, 2017, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”). The notice stated that the Company’s enterprise market value fell below the minimum NASDAQ threshold for thirty consecutive business days. The Company has 180 calendar days from the notice date to regain compliance with this standard by exceeding the minimum threshold for ten consecutive business days. The notification has no effect on the listing of the Company’s common stock at this time.

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

Overview

We are a holding company operating through our wholly-owned subsidiary, LIBB. We are engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. We are currently organized under our flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. Our mission is to provide consumers with premium beverages offered at an affordable price.

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

We continually seek to expand our product line. Our current products include iced tea, lemonade and aloe vera juice.

We produce a 100% brewed iced tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, half tea and half lemonade. We also offer lower calorie iced tea in flavor options that include mango, raspberry and peach. We also sell the iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, half and half lemonade, sweet tea, mango and unsweetened.

During April 2017, we expanded our brand to include lemonade. Lemonade is offered in nine flavors including traditional, lime, pink lemonade, kiwi & strawberry, cherry, peach, watermelon, wild berries and strawberry and is offered at retail in 18oz. bottles.

We also distribute an aloe vera derived juice beverage (“ALO Juice”) in 500ml and 1.5 liter bottles. ALO Juice is offered in six flavors including original, pomegranate, mango, raspberry, pineapple and coconut. Our plans for ALO Juice include increasing brand support through our existing sales and marketing team, ultimately accelerating points of distribution throughout current (and future) distributor and retail partnerships alongside our flagship iced tea and lemonade products. In addition, in order to service certain vending contracts, we sell snacks and other beverage products on a limited basis.

We are also seeking to better develop emerging markets, as well as expand our overall geographic footprint. The United States (“US”) market represents approximately $7 billion of a global $57 billion NARTD international market (Sources: Euromonitor international, “Versatility of NARTD Tea Generates Bright Spot in Global Soft Drinks”, 2014, and Euromonitor International “NARTD in the US”, February 2017). The recognition globally of our flagship ‘Long Island Iced Tea’ brand makes international expansion a key business objective. We continue to retain the consulting services of an international beverage specialist, and have during the quarter, applied additional consulting resources to look at opportunities in Northeast Asia. During 2017, we announced the appointment of a New Zealand base distributor, and an Australian based distributor as well as an Australian based co-packer with capability to produce products for Australasia and into Asia. We have also focused on the development of markets in South America, and have announced expansion into Costa Rica, Columbia, Honduras, Ecuador and other Latin American countries. We also worked alongside existing distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets. Additional 2017 developments include new retail partnerships opened with supermarket chains such as Pueblos and Supermax in Puerto Rico and Loblaws in Canada, and multiple reorders received from the South Korean distributor.

We were incorporated on December 23, 2014 in the State of Delaware. Our corporate offices are located at 12-1 Dubon Court, Farmingdale, NY 11735 and our telephone number at that location is (855) 542-2832.

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

June 2017 Offering

In July 2017, we consummated a public offering (the “July 2017 Offering”) of an aggregate of 448,160 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. The shares were sold at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, as a result of purchasing more than $500,000 in shares, each received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in this offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and were fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of $2,134,487 after deducting commissions and other offering expenses.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated June 14, 2017 and the accompanying Base Prospectus.

July 2017 Offering

In July 2017, we consummated a public offering (the “July 2017 Offering”) of an aggregate of 448,160 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. The shares were sold at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, upon the purchase of $500,000 or more, received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in this offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and are fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of $2,134,487 after deducting commissions and other offering expenses.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated July 6, 2017 and the accompanying Base Prospectus.

October 2017 Offering

In October 2017, we consummated a public offering (the “October 2017 Offering”) of an aggregate of 607,500 shares of our common stock. The shares were sold at a price of $2.05 per share. The sale of common stock generated gross proceeds of $1,245,375 and estimated net proceeds of $1,235,375 after deducting expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated September 27, 2017 and the accompanying Base Prospectus.

Brooklyn Sports and Entertainment

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

Barclays Center

On September 21, 2017, we expanded our alliance with Brooklyn Sports and Entertainment to become the official iced tea of Barclays Center. We have the exclusive iced tea serving rights in the venue including all concession stands and luxury suites. The alliance also includes high profile interior and exterior LED branding, as well as digital and retail promotional opportunities.

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

Big Geyser Strategic Distribution Partnership

On March 14, 2017, we entered into a long-term strategic distribution agreement, in certain regions, with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York, pursuant to which Big Geyser became the exclusive distributor of our iced tea bottle products in the region. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. This distribution coverage will provide the potential to significantly increase our distribution footprint and allow us to streamline our business and brings additional focus to building our brand. As part of the distribution agreement, we have issued warrants to Big Geyser in the second and third quarters which vest upon the achievement of certain performance targets.

ALO Juice

On September 18, 2017, we entered into an exclusive perpetual licensing agreement (“Licensing Agreement”) with The Wilnah International, LLC (“Wilnah”) ALO Juice brand owners, providing us with worldwide rights to produce, distribute and sell the ALO Juice brand. As compensation to Wilnah for these rights, we paid an initial fee of $150,000, which was applied against the Seba accounts receivable upon the closing and have agreed to pay to Wilnah a 7.0% royalty on our gross sales of ALO Juice sales delivered to our customers after the closing of this agreement. We believe that ALO Juice complements our “better for you” beverage strategy, and as such, we intend to further leverage and grow the ALO Juice brand and distribution.

Highlights

We generate income through the sale of our beverage products. The following are highlights of our operating results for the three and nine months ended September 30, 2017:

●	Net sales. During the three months ended September 30, 2017, we had net sales of $1,554,895 representing, an increase of $253,770 over the three months ended September 30, 2016. The increase is due principally to revenue improvements in iced tea and the introduction of lemonade, offset by declines in gallons and Alo Juice. During the nine months ended September 30, 2017, we had net sales of $3,901,145, an increase of $488,184 over the nine months ended September 30, 2016.

●	Margin. Our gross profit percentage decreased by 4% and our gross profit decreased by $35,705 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Our gross profit percentage increased by 1% and our gross profit increased by $78,058 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease for the three months ended September 30, 2017 was principally attributable to increases in discounts and allowances. The increase for the nine months ended September 30, 2017 was primarily due to improvements in our gallon iced tea and lemonade product lines.

●	Operating expenses. During the three months ended September 30, 2017, our operating expenses were $3,867,258, representing an increase of $1,035,489 as compared to the three months ended September 30, 2016. During the nine months ended September 30, 2017, our operating expenses were $11,477,677, representing an increase of $5,488,041 as compared to the nine months ended September 30, 2016. The increase in operating expenses related primarily to increased payroll (including stock-based compensation), Strategy Committee and Board of Directors fees, professional fees and services, freight, advertising, bad debt expense and product development.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2017, we have principally financed our business through the sale of equity interests. During the nine months ended September 30, 2017, our cash flows used in operating activities were $7,403,966, our net cash provided by investing activities was $2,446,069 and our net cash provided by financing activities was $4,138,020. We had working capital of $352,595 as of September 30, 2017.

In order to execute our long-term growth strategy, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all. See Sources of Liquidity and Going Concern in item 2 of this report.

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

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea, lemonade and ALO Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory at September 30, 2017 and December 31, 2016, was finished goods inventory with a cost of approximately $95,000 and $320,000, respectively which was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,554,895	$1,301,125	$3,901,145	$3,412,961
Cost of goods sold	1,486,265	1,196,790	3,663,404	3,253,278
Gross profit	68,630	104,335	237,741	159,683
Operating expenses:
General and administrative expenses	1,543,786	2,170,522	5,169,174	3,957,763
Selling and marketing expenses	2,323,472	661,247	6,308,503	2,031,873
Total operating expenses	3,867,258	2,831,769	11,477,677	5,989,636
Operating Loss	(3,798,628)	(2,727,434)	(11,239,936)	(5,829,953)
Other expenses:
Other income (expense)	-	4,070	(38,986)	4,070
Interest expense, net	(114,150)	(579,710)	(313,573)	(976,427)
Loss on inducement	-	(1,587,954)	-	(1,587,954)
Net loss	$(3,912,778)	$(4,891,028)	$(11,592,495)	$(8,390,264)

Comparison of the Three Months Ended September 30, 2017 and 2016

Net Sales and Gross Profit

Net sales for the three months ended September 30, 2017 increased by $253,770, or 20%, to $1,554,895 as compared to $1,301,125 for the three months ended September 30, 2016. The increase is driven by $390,953 of lemonade sales and an increase of $242,189 in 18/20oz iced tea sales. This was partially offset by a $238,300 decline in sales of our ALO Juice product line.

Gross profit decreased by $35,705, or 34%, to $68,630 for the three months ended September 30, 2017 from $104,335 for the three months ended September 30, 2016. The change in gross profit amount consisted of a decrease of approximately $40,000 in gross profit for iced tea sold in gallons, and a decrease in gross profit of approximately $57,000 for ALO Juice, offset by an increase in gross profit of approximately $75,000 on sales of lemonade. Our gross profit percentage decreased by approximately 4% for the three months ended September 30, 2017, as compared to 2016, on account of increases in discounts and allowances.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 decreased by $626,736, or 29%, to $1,543,786 as compared to $2,170,522 for the three months ended September 30, 2016. We incurred a decrease of $656,826 in stock-based compensation costs. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the three months ended September 30, 2017 increased by $1,662,225, or 251%, to $2,323,472 as compared to $661,247 for the three months ended September 30, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by approximately $457,000 in connection with the hiring of additional sales and marketing staff, our brand awareness investor and public relations costs increased by $662,600 due to increased investor relation spending, and we increased advertising expense by $179,775.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2017 decreased by $465,560, or 80%, to $114,150 as compared to $579,710 for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2017, principally consisted of the amortization of deferred financing costs of $111,580.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net Sales and Gross Profit

Net sales for the nine months ended September 30, 2017 increased by $488,184, or 14%, to $3,901,145 as compared to $3,412,961 for the nine months ended September 30, 2016. The increase was primarily due to the introduction of the lemonade flagship brand in the second quarter, which contributed $592,526 to the increase in net sales. Net sales of our ALO Juice during the nine months ended September 30, 2017 decreased by $147,352 to $648,381 as compared to $795,733 for the nine months ended September 30, 2016. Net sales of our 18/20oz. iced tea product increased by $200,981 after a decrease to net sales of $255,634 on account of a non-cash incentive to Big Geyser in the nine months ended September 30, 2017.

Gross profit increased by $78,058, or 49%, to $237,741 for the nine months ended September 30, 2017 from $159,683 for the nine months ended September 30, 2016. The change in gross profit consisted of an increase of approximately $190,000 in gross profit for iced tea sold in gallons, an increase in gross profit of approximately $114,000 for lemonade, a decrease in gross profit of approximately $29,000 in sales of ALO Juice and a decrease in gross profit of approximately $115,000 for iced tea sold in 18/20oz. Our gross profit percentage increased to approximately 6% for the nine months ended September 30, 2017 as compared to approximately 5% for the nine months ended September 30, 2016, on account of improvements in gallons and the introduction of lemonade.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2017 increased by $1,211,411, or 31%, to $5,169,174 as compared to $3,957,763 for the nine months ended September 30, 2016. This increase was principally the result of our efforts to build out our management and support team to support our growth and enhance our corporate governance. Specifically, we incurred costs of approximately $826,000 associated with accounting, other consulting and legal in support of the business expansion and complexity. We incurred bad debt charges of $516,392. These were principally off-set by a decrease in our personnel costs of $271,855 and a decrease in stock-based compensation costs of $142,543. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the nine months ended September 30, 2017 increased by $4,276,630, or 210%, to $6,308,503 as compared to $2,031,873 for the nine months ended September 30, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the revenue growth. Specifically, our personnel cost increased by $1,226,182 in connection with the hiring of additional sales and marketing. We incurred an increase of $206,906 in stock-based compensation costs and an increase of $462,501 in advertising expenses. Our brand awareness investor and public relations costs increased by $1,429,195 due to new investor relations agreements and increased spending. We incurred an increase of $191,450 in connection with our new product initiatives and ALO Juice development.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2017 decreased by $662,854, or 68%, to $313,573 as compared to $976,427 for the nine months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017, principally consisted of the amortization of deferred financing costs of $334,739. Interest expense was offset by interest and dividend income on investments of $20,358.

Liquidity and Capital Resources

Sources of Liquidity and Going Concern

The following table provides an overview of our borrowing agreements as of September 30, 2017:

Description of Debt	Holder	Interest Rate	Balance at September 30, 2017
Line of Credit	Brentwood LIIT Inc.	Prime Plus 7.5%	$-
Automobile loans	Various	3.59% to 10.74%	$19,706
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10.0%	$51,697

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

We believe that we will be able to raise sufficient additional capital to finance our planned operating activities, although there are no assurances that we will be able to raise such capital on terms acceptable to the Company or at all. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned market development activities, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements included in Part I, Item 1 of this report do not include any adjustments that might result from the outcome of these uncertainties.

Line of Credit

Brentwood LIIT Corp-Line of Credit

On November 23, 2015, we entered into the Credit and Security Agreement (the “Credit Agreement”) with LIBB and Brentwood LIIT, Inc. (“Brentwood”). Brentwood is controlled by a related party, Eric Watson, who beneficially owns approximately 14.4% of our outstanding common stock as of September 30, 2017. The Credit Agreement, which expires on November 23, 2018, provides for a revolving credit facility in an amount of up to $3,500,000, with funding subject to approval by Brentwood. As of September 30, 2017 and December 31, 2016, there was no amount outstanding under the Credit Agreement.

UBS Line of Credit

On October 27, 2016, we entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line has a borrowing capacity determined by the level of the collateral pledged and bears interest at a floating rate, depending on the time requested for the borrowing. The interest is based on the ICE Swap Rate plus a margin of between 0.40% and 0.70%. As of June 30, 2017, the interest rate on the UBS Credit Line was 3.732%. The UBS Credit Line, when drawn, is collateralized by certain of our short-term investments. As of September 30, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively. As of September 30, 2017 and December 31, 2016, our borrowing capacity under the UBS Credit line was $0 and $19,725, respectively. At July 21, 2017, the credit line was closed.

Magnum Vending Corp

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our Chief Executive Officer and one of our directors, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to us. As of September 30, 2017 and December 31, 2016, $51,697 and $76,474, respectively, of principal and interest were outstanding under the agreement.

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

In July 2017, we consummated the July 2017 Offering of an aggregate of 448,160 shares of our common stock, through Alexander Capital, L.P., as placement agent, pursuant to subscription agreements with each of the investors in the offering. The shares were sold at a price of $5.00 per share. Of the shares sold, 200,000 were sold to lead investors who, as a result of purchasing more than $500,000 in shares, each received (i) an additional number of shares of common stock equal to 7% of the total number of shares of common stock purchased by such lead investors in this offering (or an aggregate of 14,000 shares) and (ii) three-year warrants up to that number of shares of common stock equal to 20% of the total number of shares purchased by such lead investors in the offering (or warrants to purchase an aggregate of 40,000 shares). These warrants have an exercise price of $5.50 and are fully vested upon issuance. The sale of common stock generated gross proceeds of $2,240,800 and net proceeds of $2,134,487 after deducting commissions and other offering expenses.

In October, we consummated the October 2017 Offering of an aggregate of 607,500 shares of our common stock in a public offering at a price of $2.05 per share. We received gross proceeds of $1,245,375 and estimated net proceeds of $1,235,375 after deducting commissions and other offering expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering. Prior to October 1, 2017, we received $563,750 from this offering and accordingly, as at September 30, 2017, $563,750 is included in subscriptions payable within the condensed consolidated balance sheets.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $7,403,966 for the nine months ended September 30, 2017 as compared to net cash used in operating activities of $4,693,408 for the nine months ended September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2017 was primarily the result of a net loss of $11,592,495. The net loss was offset primarily by non-cash charges of $2,664,809, consisting principally of $1,320,512 of stock based compensation, $551,626 of bad debt expense and $334,739 of amortization of deferred financing costs. The cash used in operating activities decreased on account of a $1,847,072 and $941,754 increase in accounts payable and accrued expenses, respectively, and increased due to an increase of $730,956 in accounts receivable. Cash used in operating activities for the nine months ended September 30, 2016 was primarily the result of the net loss of $8,390,264 offset by non-cash charges of $3,715,230.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2,446,069 for the nine months ended September 30, 2017 as compared to net cash provided by investing activities of $2,389,219 for the nine months ended September 30, 2016. Net cash provided by investing activities for the nine months ended September 30, 2017 consisted principally of the proceeds from the sales of short-term investment securities of $2,408,632. Cash used in investing activities for the nine months ended September 30, 2016 resulted primarily from the purchase of short-term investments of $2,507,302.

Net cash provided by financing activities

Net cash provided by financing activities was $4,138,020 for the nine months ended September 30, 2017 as compared to net cash provided by financing activities of $7,235,048 for the nine months ended September 30, 2016. Cash flows from financing activities were primarily the result of $1,429,740 from the net proceeds of our January 2017 Offering, $1,259,415 from the net proceeds of our June 2017 Offering and $2,134,487 from the net proceeds of our July 2017 Offering. Net cash used in financing activities consisted of repayments of the UBS Line of Credit of $1,280,275. Cash provided by financing activities for the nine months ended September 30, 2016, was primarily due to $5,867,217 in net proceeds from an equity offering.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Chairman, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Executive Chairman (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Executive Chairman concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2017 due to a material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

On August 15, 2017, Rich Allen the Company’s Chief Financial Officer, resigned. On September 27, 2017, Julian Davidson, the Company’s Executive Chairman and board member, assumed the additional responsibilities of Principal Financial Officer and Principal Accounting Officer. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are involved in the following legal action:

●	Revolution Marketing, LLC. On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition to the motion to dismiss. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision, denying the motion to dismiss with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution seeking to amend its answer to include cross claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. Thereafter, the court denied the motions to dismiss and each of the parties has completed their discovery. On October 6, 2017, the Company filed a Note of Issue and Certificate of Readiness. The case has been certified by the court as ready for trial. We are currently awaiting defendants’ summary judgement motions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 30, 2017, we issued a warrant to purchase 110,000 shares of our common stock to a distributor. The exercise price of the warrant will be equal to the average of the closing prices of our common stock for the thirty consecutive trading days ending on April 23, 2019.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
10.1	Separation Agreement with Richard Allen
31.1	Section 302 Certification by Chief Executive Officer.
31.2	Section 302 Certification by Chief Accounting Officer.
32	Section 906 Certification by Chief Executive Officer and Chief Accounting Officer.
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2017

LONG ISLAND ICED TEA CORP.

By:	/s/ Julian Davidson
Name:	Julian Davidson
Title:	Executive Chairman (Principal Financial Officer and Principal Accounting Officer)

