Form 10-K
period 2017-12-31
Long Blockchain Corp.
filed 2018-04-13
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File Number 001-37808

LONG BLOCKCHAIN CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2624098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12-1 Dubon Court, Farmingdale, NY	11735
(Address of Principal Executive Offices)	(Zip Code)

(855) 542-2832

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001 Per Share

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $28,725,000 (based on a closing price of $5.40 per share).

As of April 10, 2018, there were 13,418,772 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2017.

LONG BLOCKCHAIN CORP.

FORM 10-K

Unless otherwise stated, as used herein, the terms the “Company” and “LBC” and references to “ we ,” ” us ” and “our” refer collectively to Long Blockchain Corp. and its wholly-owned subsidiaries, Long Island Brand Beverages LLC (“LIBB”), Long Island Iced Tea Corp.(“LIIT”), and Cullen Agricultural Holding Corp. (“Cullen”).

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

PART I

ITEM 1. BUSINESS

General

We are a holding company. Until December 2017, we were focused exclusively on the ready-to-drink segment of the beverage industry. In December 2017, we announced that we were expanding our attention to include the exploration of, and investment in, opportunities that leverage the benefits of Blockchain technology. We changed our name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.” and reserved the web domain www.longblockchain.com. We also changed our trading symbol from “LTEA” to “LBCC” in connection with the name change.

Blockchain Business Overview

We are seeking to become a full service Blockchain technology company. The Blockchain is built by a chronological addition of transactions, which are grouped into blocks. Each new block requires a mathematical problem to be solved before it can be confirmed and added to the Blockchain. Our aim is to provide products and services to contribute and generate revenues from all aspects of the Blockchain eco-system, including digital trading (such as operating an exchange), facilitation of digital currency storage (Crypto wallets), capital raising activities (such as initial coin offerings, or “ICO’s”) or Distributed Ledger Technology (“DLT”)-based initiatives (Smart KYC). As a public company, we believe that we are in a prime position to build and acquire technology with global applications using Blockchain technology.

As our first step to becoming a full service Blockchain technology company, in March 2018 we entered into a sale and purchase agreement (the “Hashcove Agreement”), as amended on March 16, 2018, with the shareholders (“Hashcove Shareholders”) of Hashcove Limited (“Hashcove”). Pursuant to the Hashcove Agreement, we will acquire all of the outstanding shares of Hashcove from the Hashcove Shareholders and Hashcove will become our wholly owned subsidiary. The closing of the transaction, which is expected to occur by the third quarter of 2018, is subject to customary closing conditions, including, among others, that neither we nor Hashcove suffers a material adverse effect as described in the agreement.

Hashcove is an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions. Among its planned product offerings, Hashcove is developing tokenized platforms, crypto-exchanges and wallets, smart contracts for ICOs, know-your-customer (“KYC”) and financial clearing technology on Blockchain, and other related Blockchain applications. Hashcove’s product team is comprised of 25 employees, including developers, with proven experience in enterprise financial trading algorithmic software.

Hashcove would provide us with in-house expertise in a number of Blockchain products and strategic leadership as to Blockchain/DLT product development and delivery. We believe moving in this direction will enable us to generate maximum revenue while maintaining full control over the intellectual property related to such technologies. Assuming consummation of the transaction with Hashcove, we intend to seek to build decentralized Blockchain applications for clients around the globe, across industries, for uses as varied as peer-to-peer lending, healthcare and education. The opportunities could include developing Blockchain applications on various Blockchain platforms including Ethereum and EOS. We would also look to leverage the core capability of Hashcove to build its other planned products including Crypto wallet, Crypto exchange, ICO Smart contracts and KYC / Clearing on Blockchain.

Following our acquisition of Hashcove, we intend to look to expand our business to allow for the generation of end-client acquisitions and formulate a solid distribution model. This will be driven by our recent minority investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”). SBL focuses on developing and deploying globally scalable blockchain technology solutions in the financial markets. SBL’s wholly-owned subsidiary, Stater Global Markets (“SGM”), is a Financial Conduct Authority (“FCA”) regulated brokerage that facilitates market access across multiple instruments including spot FX, exchange traded futures and contracts for difference (“CFDs”). TSLC is a major stakeholder of CASHe, a leading provider of digital money and short-term financial products to young millennials across India. TSLC owns all of the intellectual property developed by CASHe and has the worldwide rights outside of India to the application of its intellectual property for its lending and money transfer platform. We will seek to leverage our investment in SBL to help Hashcove cross market and diversify its products and offerings, and will seek to leverage our investment in TSLC to diversify our distribution base for Blockchain-based products. SBL and TSLC offer us entry ways to very different segments of the financial services market but that still have a need for Blockchain-based products. We believe this will allow Hashcove’s technology to service the full spectrum of customer segments and hopefully lead to additional avenues for its products.

Beverage Business Overview

Our wholly-owned subsidiary, LIBB, is focused on the ready-to-drink segment of the beverage industry. Through LIBB, we are engaged in the production and distribution of premium Non-Alcoholic Ready-to-Drink, or “NARTD,” beverages. LIBB’s mission is to provide consumers with “better-for-you” premium beverages offered at an affordable price.

Our beverage business is currently organized around our flagship iced tea product, under the brand Long Island Iced Tea®. The Long Island Iced Tea name for a cocktail originated in Long Island in the 1970’s, and its national recognition is such that it is ranked as the fourth most popular cocktail in restaurants and bars in the U.S. (Source: Nielsen CGA, On-Premise Consumer Survey, 2016). Our premium NARTD tea is made from a proprietary recipe and with quality components. Long Island Iced Tea® is sold in approximately 21 states across the U.S., primarily on the East Coast, through a network of national and regional retail chains and distributors.

We also sell The Original Long Island Brand™ Lemonade, which is a NARTD functional beverage made from a proprietary recipe with quality components. Since February 2016, we have also been engaged in the aloe juice business, under the brand ALO Juice. ALO Juice is a NARTD functional beverage made from juice derived from the aloe plant known as aloe vera. ALO Juice sources its aloe plants from harvests in Thailand. The plants are exported from there to South Korea where they are processed in a unique whole leaf manner to ensure the nutritional and health benefits are maintained from the plant all the way through to the bottling process.

In February 2018, our board of directors approved management’s intentions to spin off LIBB (the “Spinoff”). The Spinoff will allow us to focus exclusively on our move into the Blockchain technology industry. We aim to structure and complete the Spinoff by the third quarter of 2018.

Corporate History

We were incorporated on December 23, 2014 in the State of Delaware under the name “Long Island Iced Tea Corp.” as a wholly owned subsidiary of Cullen.

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

On December 21, 2017, we amended our certificate of incorporation to change our name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.”

Our principal executive offices are located at 12-1 Dubon Court, Farmingdale, New York 11735. Our telephone number is (855) 542-2832. Our website addresses are www.longblockchain.com and www.longislandicedtea.com. The information contained on, or accessible from, our corporate websites are not part of this annual report and you should not consider information contained on our websites to be a part of this annual report or in deciding whether to purchase our common stock.

Listing Developments

On October 9, 2017, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) stating that, for the last 30 consecutive business days, the market value of our listed securities had been below the minimum of $35 million required for continued listing on NASDAQ under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Pursuant to the notice, we had until April 9, 2018 to regain compliance with the MVLS Rule. In order to regain compliance, the market value of our listed securities was required to remain at $35 million or more for a minimum of ten consecutive business days. On January 23, 2018, we were notified by NASDAQ that we had regained compliance with the MVLS Rule. Then, on February 15, 2018, we received a notice from NASDAQ stating that NASDAQ had determined to delist our securities under the discretionary authority granted to NASDAQ pursuant to NASDAQ Rule 5101. The notification letter stated that NASDAQ believed that we made a series of public statements designed to mislead investors and to take advantage of public interest in bitcoin and Blockchain technology, thereby raising concerns about our suitability for exchange listing. The notification letter also stated that NASDAQ was revoking its January 23, 2018 notification to us that we had regained compliance with the MVLS Rule.

We appealed the foregoing delisting to a NASDAQ Hearings Panel, which appeal hearing was held on March 22, 2018. On April 10, 2018, we were notified that the NASDAQ Hearings Panel determined to affirm the delisting of our shares from NASDAQ, and suspended trading effective at the open of business on April 12, 2018. We intend to apply for our common stock to be quoted and traded on the OTCQB Market. Effective April 12, 2018, our common stock will be eligible for trading and quotation on the Pink Current Information tier operated by the OTC Markets Group Inc. (the “OTC”). Our trading symbol will remain LBCC.

Capital Raising Developments

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

October 2017 Offering

In October 2017, we consummated a public offering (the “October 2017 Offering”) of an aggregate of 607,500 shares of our common stock. The shares were sold at a price of $2.05 per share. The sale of common stock generated gross proceeds of $1,245,375 and net proceeds of $1,235,088 after deducting expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated September 27, 2017 and the accompanying Base Prospectus.

Radium2 Capital Inc.

On November 27, 2017, we completed a financing with Radium2 Capital Inc. (“Radium”). Pursuant to an Agreement for the Purchase and Sale of Future Receipts with Radium the (“Radium Agreement”), we received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of our gross sales, until we have repaid a total of $986,250. The Radium Agreement further provides for a discount on the repayment amount, provided such prepay obligation of $838,313 is paid within 126 business days from the date of funding. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, amortized using the interest method over the expected term of the arrangement. As of December 31, 2017, the balance of the obligation, net of the discount was $688,038, and was presented as note payable, current, within the consolidated financial statements. Since the repayment terms are based upon our actual future sales, which are not fixed, we classified the obligation as a current liability. During the year ended December 31, 2017, accreted discount amortization was $ 47,437, and was reflected as interest expense within the consolidated statements of operations and comprehensive loss.

Court Cavendish Ltd.

On December 20, 2017, we entered into the Option and Loan Agreement the (“Cavendish Loan Agreement”) with Court Cavendish Ltd (“Cavendish”). The Cavendish Loan Agreement provides for the availability of an initial $2,000,000 (“Initial Facility Amount”). Cavendish also agreed to allow for two extensions of $1,000,000 each (“Extended Facility Amount”, and together with the Initial Facility Amount, the “Facilities”), as long as we continued moving towards specific ventures related to the Blockchain technology and the Company remained compliant with its Nasdaq regulations, to increase the Facilities to $4,000,000 subject to Cavendish’s approval. Interest on the Facilities shall accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance commencing on the date of the first drawdown and shall be due and payable, without demand or notice, at our election quarterly in cash or in our shares valued at the lower of $3.00 or the closing price per share on the preceding date the interest payment is due. All principal and accrued interest under the Facilities is due and payable on December 21, 2018. On such date, at Cavendish’s election, we shall repay the outstanding amount together with accrued interest either in cash or in shares of our common stock at the lower of $3.00 or the closing price per share on such date, but not lower than $2.00 per share. In connection with the Cavendish Loan Agreement, a facility fee of 5% (“Original Issue Discount” or “OID”) of each of the Initial Facility Amount and the Extended Facility Amount is payable on the date of the first drawdown under each such facility and payable in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the initial $750,000 funding under the Cavendish Loan Agreement.

In connection with the Initial Facility Amount, we issued to Cavendish a warrant to purchase 100,000 shares of the Company’s common stock with a three year life and an exercise price of $3.00 per share. This warrant had a gross fair value of $165,645, using the Black-Scholes option pricing model. Upon the first draw under the Extended Facility Amount, we shall issue a warrant to purchase an additional 50,000 shares of our common stock, with the same terms, for each of the $1,000,000 extensions that are made available under the Extended Facility Amount.

The $100,000 fee and the warrant to issue 100,000 shares of our common stock were considered costs of the Initial Facility Amount.

For the Initial Facility Amount, the $100,000 fee was charged in full as a cost of the facility and the warrant was charged on a relative fair value basis, or in the amount of $152,363. These costs were initially charged to deferred financing costs, since these costs were associated with the Initial Facility Amount and not to a single funding. Thereafter, these deferred costs shall be charged on a pro rata basis as a direct offset against the fundings as they occur, and such costs would be amortized using the interest method over the term of each funding loan.

On December 21, 2017, we requested a funding of $750,000 under the Initial Financing Facility, which was received by us on December 22, 2017. OID costs of $37,500 and warrant costs of $57,136, were from deferred financing costs were directly offset against this funding.

We then evaluated the funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, we determined that after the effect of the OID and the warrant, that the effective conversion price was $2.13 per share. With a market price of our common stock on December 20, 2017, of $2.44, we were determined to have a beneficial conversion feature with a value of $94,636. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

On December 26, 2017, Cavendish elected to convert the initial drawdown amount, plus interest, of $750,700 into shares of our common stock. Pursuant to the Cavendish Loan Agreement, the conversion price was $3.00 per share. Accordingly, an aggregate of 250,233 shares of common stock were issued to Cavendish. Accordingly, in recording the conversion, we recognized $189,272 in interest expense for the unamortized debt discount and then the principal value of the note of $750,000 was credited to additional paid in capital and common stock.

On January 15, 2018, Cavendish funded an additional drawdown of $750,000. We received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018. Since we are no longer listed on NASDAQ, the remaining amount under the Extended Facility Amount will not be available to us unless Cavendish were to waive this requirement.

Blockchain Developments

Agreement with Hashcove Limited

On March 15, 2018, the Company entered into the Hashcove Agreement with the Hashcove Shareholders.

Pursuant to the Hashcove Agreement, the Company is purchasing (the “Hashcove Purchase”) the entire issued share capital of Hashcove from the Hashcove Shareholders. In exchange, the Company will issue 531,250 shares of common stock of the Company to the Hashcove Shareholders. Additionally, the Shareholders may earn up to an aggregate of 1,533,750 of additional shares of common stock of the Company (the “Contingent Shares”) upon the achievement of the following milestones: (a) if (i) the Company’s net revenue (as defined in the Agreement) equals or exceeds $10,000,000 during any 12-calendar month period beginning six months after the closing (as defined below) and ending no later than 36 months after the closing; (ii) Hashcove’s net revenue equals or exceeds $5,000,000 during any 12-calendar month period beginning six months after the closing and ending no later than 36 months after the closing; or (iii) the closing sale price of the Company’s common stock equals or exceeds $8.00 for a minimum of 30 consecutive trading days during the 36 months following the closing, the Shareholders shall receive an aggregate of an additional 1,135,312 shares of common stock of the Company; and (b) if Hashcove completes the crypto exchange, ICO smart contract solution, “clearing on blockchain” and “KYC on blockchain” products in accordance with the Agreement during the 24 months following the closing, the Hashcove Shareholders shall receive an aggregate of an additional 398,438 shares of common stock of the Company. The Contingent Shares will be placed in escrow at the Closing and will be released to the Hashcove Shareholders upon achievement of the applicable milestones.

Upon closing of the Hashcove Purchase, Kunal Nandwani, Hashcove’s Chief Executive Officer, will become an executive officer and director of the Company.

The Hashcove Shareholders have agreed to certain restrictions on transfer of the shares they receive under the Hashcove Agreement. Hashcove Shareholders will also have no right to any economic benefit resulting from the Spinoff.

The Company has also agreed to file, as promptly as practicable in its reasonable discretion following the closing, a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the shares of common stock of the Company to be issued to the Hashcove Shareholders pursuant to the Hashcove Agreement and agreed to seek to have such registration statement declared effective by the SEC as promptly as practicable thereafter.

Agreement with Stater Blockchain Limited

On March 19, 2018, the Company entered into a contribution and exchange agreement (the “Stater Agreement”) with SBL, and simultaneously closed the transactions contemplated thereby.

SBL is a New Zealand-based technology company focused on developing and deploying globally scalable blockchain technology solutions in the financial markets. SBL plans to develop multiple blockchain and digital currency technology solutions, such as its “Smart Settlements” and “Smart KYC” platforms, for the global financial markets where significant disintermediation opportunities exist. SBL owns SGM, a United Kingdom-based FCA-regulated prime-of-prime brokerage, which facilitates market access across multiple instruments including foreign exchange, exchange traded futures and CFDs.

Pursuant to the Stater Agreement, SBL issued to the Company 99 ordinary voting shares in SBL (“SBL Shares”) which, immediately following completion of the transaction contemplated by the Stater Agreement, constituted 9.9% of the total SBL Shares then issued and outstanding, in exchange for 1,135,435 shares of common stock of the Company, which constituted 9.9% of the total shares of common stock of the Company then issued and outstanding (the “Exchange”).

Upon closing, Shamyl Malik, the Company’s Chief Executive Officer, was appointed as a director of SBL and Ramy Soliman, SBL’s Chief Executive Officer, was appointed as a director of the Company.

Upon closing, the Company, SBL and the majority shareholder of SBL entered into a shareholders’ agreement (the “Stater Shareholders’ Agreement”), governing the management and ownership of SBL. The Stater Shareholders’ Agreement includes the Company’s right to appoint one director of SBL, so long as the Company holds at least 9.9% of the SBL Shares then on issue, certain restrictions on transfer and preemptive rights with respect to the issuance of new securities of SBL.

Upon Completion, the Company, SBL and LIIT entered into a voting agreement (the “Voting Agreement”), pursuant to which SBL agreed, if necessary, to vote its shares of common stock of the Company (i) in favor of the Company’s distributing the shares of common stock of LIIT held by it (the “LIIT Shares”) to the Company’s stockholders by way of a dividend (the “Spinoff”), and/or (ii) if requested by the Company against any agreement which would prevent the Spinoff. Additionally, until the earlier of (i) one year from the consummation of the Spinoff or (ii) the date on which LIIT Shares become listed on a national securities exchange, in the event any vote of LIIT’s stockholders is necessary to effectuate any corporate action, SBL agreed to vote the LIIT Shares it directly or indirectly receives upon consummation of the Spinoff (i) in favor of any corporate action recommended by the then existing board of directors of LIIT (a “LIIT Action”) and/or (ii) against any action or agreement which would impede, interfere with or prevent any LIIT Action from being consummated. Pursuant to the Voting Agreement, SBL also agreed to appoint the Company or LIIT as its proxy to vote SBL’s shares of common stock of the Company or LIIT Shares, as applicable, if so requested by the Company. The voting requirements set forth in the Voting Agreement shall expire if the Spinoff is not consummated by November 13, 2018 or if prior to such date, the Company’s board of directors unanimously decides not to proceed with the Spinoff.

Agreement with CASHe

On March 22, 2018, we entered into and closed on a contribution and exchange agreement (the “CASHe Agreement”) with TSLC.

TSLC is the parent company of CASHe. TSLC also owns all of the intellectual property developed by CASHe and has the worldwide rights outside of India to the application of its intellectual property for its lending and money transfer platform. CASHe provides short-term financial products using modern technology combined with intelligent big data analytics and proprietary algorithms to map young professionals across the country based on their mobile digital footprint and their social behaviour patterns to rate their credit worthiness. CASHe has also implemented distributed ledger enabled digital tokens using smart contracts on its lending platform. The distributed ledger technology allows the platform to record transactions in a secure and transparent manner by creating an audit trail.

Pursuant to the CASHe Agreement, TSLC issued us 1,145,960 shares of its voting capital stock (the “TSLC Capital Stock”), equal to 7.00% of the TSLC Capital Stock on a fully diluted basis, in exchange for (i) 1,949,736 shares of our common stock, equal to 17.00% of our total common stock issued and outstanding as of the date of the CASHe Agreement, and (ii) the right to receive, if a Material Adverse Effect (as defined in the CASHe Agreement) occurs with respect to the Company within ninety (90) days of the date of the CASHe Agreement, an additional 332,602 shares of our common stock, equal to 2.90% of our total issued and outstanding common stock as of the date of the CASHe Agreement. As of April 12, 2018, we were delisted from NASDAQ, which triggered the Material Adverse Effect under the CASHe Agreement, and therefore we owe to TSLC an additional 332,602 shares of our common stock.

Pursuant to the CASHe Agreement, one person from TSLC will be appointed to our board of directors. Such person has not been appointed to our board of directors as of the date of this Form 10-K.

Pursuant to the CASHe Agreement, TSLC agreed to vote its Company common stock received pursuant to the CASHe Agreement (i) in favor of the Spinoff, and/or (ii) if requested by us against any agreement which would prevent the Spinoff. Additionally, until the earlier of (i) one year from the consummation of the Spinoff or (ii) the date on which the LIIT Shares become listed on a national securities exchange, in the event any vote of the stockholders of LIIT is necessary to effectuate any LIIT Action, TSLC agreed to vote the LIIT Shares it directly or indirectly receives upon consummation of the Spinoff (i) in favor of any LIIT Action and/or (ii) against any action or agreement which would impede, interfere with or prevent any LIIT Action from being consummated.

Pursuant to the CASHe Agreement, TSLC granted us the rights to develop the business of CASHe in the Latin American market, subject to the parties entering into a mutually acceptable license agreement having terms customary for such agreements, including, without limitation, those relating to payment of license fees and royalties by us to TSLC (which terms have not yet been negotiated).

We agreed (a) to use our reasonable best efforts to file a registration statement to register the resale of the Company common stock issued pursuant to the CASHe Agreement as soon as practicable and have such registration statement declared effective as soon as possible thereafter and (b) file any necessary notices with the OTC Markets relating to the Company’s common stock as soon as reasonably possible to allow shares issued pursuant to the CASHe Agreement to be traded on the OTC.

Beverage Developments

Lemonade

On March 14, 2017, we announced the expansion of our brand to include lemonade. The Original Long Island Brand™ Lemonade range consists of nine real-fruit flavors, and is offered at retail in 18oz. bottles. This premium lemonade is intended to be differentiated from other lemonade beverages in the US market. It is made with 100% raw cane sugar and non-GMO ingredients that incorporate the “better-for-you” attributes that are prominent within our iced tea brand, and will complement Long Island Iced Tea®. This product became available in select markets during the second quarter of 2017. It is our objective to grow market share and offer this product alongside our iced tea products.

Big Geyser Strategic Distribution Partnership

On March 14, 2017, we entered into a long-term strategic distribution agreement, in certain regions, with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York, pursuant to which Big Geyser became the exclusive distributor of our iced tea bottle products in the region. The agreement became effective on April 24, 2017 and covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. As part of the distribution agreement, we issued warrants to Big Geyser in the second and third quarter of 2017 which vest upon the achievement of certain performance targets.

ALO Juice

On September 18, 2017, we entered into an exclusive perpetual licensing agreement (“Licensing Agreement”) with The Wilnah International, LLC (“Wilnah”) ALO Juice brand owners, providing us with worldwide rights to produce, distribute and sell the ALO Juice brand. As compensation to Wilnah for these rights, we paid an initial fee of $150,000, which was applied against the Seba Distribution LLC (“Seba”) accounts receivable upon the closing and have agreed to pay to Wilnah a 7.0% royalty on our gross sales of ALO Juice sales delivered to our customers after the closing of this agreement. The majority owner of Wilnah is the former owner of Seba and the guarantor of its obligations. We believe that ALO Juice complements our “better for you” beverage strategy, and as such, we intend to further leverage and grow the ALO Juice brand and distribution. At December 31, 2017, we fully impaired the ALO Juice intellectual property because we have de-emphasized the sale of our ALO Juice in order to better manage our liquidity.

Blockchain Business

Background on Blockchain Technology

During September 2008, the global banking system was under tremendous strain, resulting in the financial services sector needing liquidity injections to avoid collapse. This situation lead to the birth of an idea for a peer-to-peer transactions system that would build trust in financial transactions using technology that was crowd-consensus driven and decentralized. The concept became what is now known as “Bitcoin,” a digital virtual global currency, and the underlying technology that enabled it was termed “Blockchain.”

The Blockchain architecture gives participants the ability to share a ledger that is updated, through peer-to-peer replication, every time a transaction occurs. The Blockchain network is economical and efficient because it eliminates duplication of effort and reduces the need for intermediaries. The Blockchain is less vulnerable because it uses consensus models to validate information; transactions are secure, authenticated and verifiable.

The Blockchain satisfies the global need of transaction networks that are fast and that provide a mechanism that establishes trust while requiring no specialized equipment. The Blockchain network has no chargebacks or monthly fees and provides a collective bookkeeping solution ensuring transparency and trust.

Blockchain has the ability to bring greater efficiencies in how information is created, shared, accessed, and secured, and relies upon crowd efforts for validating the correctness of the information. Decentralization is the core theme of Blockchain. After Blockchain’s apparent successful support of Bitcoin for years, it is ready for implementation and experimentation in various other industries and use cases, including, digitization of assets, ownership of assets and various other financial market applications.

Blockchain Technology

In a Blockchain, copies of a ledger are “distributed” and validated by a consensus process, with multiple users independently verifying ledger changes. Blockchain is a sequential transaction database, which contains a continuously growing list of all the transactions which have occurred in the system. All the recent valid transactions are bunched into a block (hence the name blockchain), which are then time-stamped and stored using strong cryptography. Blockchain relies on cryptography driven mining, to stamp all transactions uniquely, which builds the trust in collaborative transparent technology process.

Every new block added to the Blockchain database contains a hash (cryptographic hash) of the previous block, which makes it tamper-resistant. This is because changing any particular transaction in the Blockchain database would change the hash of the block being tampered with, which would cascade to all the subsequent blocks added in the Blockchain. The Blockchain database may be stored fully or partially by a set of nodes, which can verify any transaction being done on the Blockchain and these act in “consensus”.

In traditional businesses and networks, the authority to make decisions is still centralized though the actual processing is distributed across several nodes globally. Although businesses previously employed a centralized data location, companies today use distributed networks to store and access data in order to avoid latency and connectivity problems. AWS, BitTorrent and Akamai are a few examples of centralized but distributed networks.

Differences between Centralized, Decentralized and Distributed Networks

Source: SharesPost Research, https://medium.com/@VitalikButerin/the-meaning-of-decentralization-a0c92b76a274

Blockchain can be programmed to record many items of value in our lives, such as: birth and death certificates, marriage licenses, deeds and titles of ownership, educational degrees, financial accounts, medical procedures, insurance claims, votes and anything else that can be expressed in code. Using Blockchain, we can build businesses and conduct transactions directly among participants with less friction from outside intermediaries like banks, brokers and governments. Institutions like banks or governments can embrace this technology to revamp their operations, cut costs, boost trust, increase commerce and create new value for their stakeholders.

Types of Blockchain

The following are some of the more commonly used Blockchains:

●	Bitcoin Blockchain –The original native Blockchain, which is the most used one in the market.

●	Ethereum –Invented to write trigger conditions based outcomes, called “smart contracts” within a software code, on top of the Blockchain. It is most widely used for Blockchain development of new tokens within ICOs. [1]

●	Multichain – A faster and flexible version of Bitcoin Blockchain, that lets you easily define assets, alter mining and consensus process that make the platforms more efficient.

●	Hyperledger – An open source collaborative effort created to advance cross-industry Blockchain technologies. It is a global collaboration, hosted by The Linux Foundation, including leaders in finance, banking, Internet of Things, supply chains, manufacturing and technology.

There are many more Blockchain platforms available.

Key Factors To Be Considered in Evaluating Blockchain Use

The following are some of the key factors that are considered when evaluating Blockchain use:

●	Shared beneficial ownership – Bitcoin Blockchain is owned by the public, striving to build a decentralized financial system where trust is built in a democratic fashion. While Bitcoin was initially a fringe technology, it was scaled by the tech community and eventually became mainstream, because it seemed to help the whole world and everyone had an equal opportunity to leverage the benefits of a secured decentralized ledger towards their business (like miners, bitcoin exchanges, developers of e. wallets, etc.). Wikipedia, Linux and several other open and crowd-sourced platforms have scaled in a similar fashion.

●	Independent mining achieves trust – Blockchain does not create trust inherently. Several nodes independently validating all transactions, for some incentive, build trust in a Blockchain. If the Blockchain application did not have enough independent participants, the Blockchain transactions would not be so trustworthy.

●	True decentralization – To be truly decentralized, there must be no central point of failure. There is no dependence on one person, one node, one company, one nation or one leader.

●	No contract among transacting parties – In a transaction, payee and payer do not need to know each other. They do not need to have a legal agreement between them defining terms and conditions of their transaction.

●	Other factors – There are other factors that need consideration, including, multiple parties executing the transactions, transparency of transactions acceptable to all parties, public or private Blockchain, among others.

All the above factors are very critical in evaluating whether or not one needs Blockchain in their business.

1 Source : https://techcrunch.com/2017/06/08/how-ethereum-became-the-platform-of-choice-for-icod-digital-assets/

Business Strategy

We are seeking to become a full service Blockchain technology company. Our aim is to provide products and services to contribute and generate revenues from all aspects of the Blockchain eco-system, including digital trading (such as operating an exchange), facilitation of digital currency storage (Crypto wallets), capital raising activities (ICO’s) or DLT-based initiatives (Smart KYC). As a public company, we believe that we are in a prime position to build and acquire technology with global applications using Blockchain technology.

As our first step to becoming a full service Blockchain technology company, we entered into the Hashcove Agreement in March 2018. Pursuant to the Hashcove Agreement, we will acquire all of the outstanding shares of Hashcove from the Hashcove Shareholders and Hashcove will become our wholly owned subsidiary. The closing of the transaction, which is expected to occur by the third quarter of 2018, is subject to customary closing conditions, including among others that neither we nor Hashcove suffers a material adverse effect as described in the agreement. Accordingly, there is no assurance that the transaction will be consummated.

Hashcove is an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions. Among its planned product offerings, Hashcove is developing tokenized platforms, crypto-exchanges and wallets, smart contracts for ICO’s, KYC and financial clearing technology on Blockchain, and other related Blockchain applications. Hashcove’s product team includes 25 employees, including developers, with proven experience in enterprise financial trading algorithmic software.

Hashcove would provide us with in-house expertise in a number of Blockchain products and strategic leadership as to Blockchain/DLT product development and delivery. We believe moving in this direction will enable us to generate maximum revenue while maintaining full control over the intellectual property related to such technologies. Assuming consummation of the transaction with Hashcove, we intend to seek to build decentralized Blockchain applications for clients around the globe, across industries, for uses as varied as peer-to-peer lending, healthcare and education. The opportunities could include developing Blockchain applications on various Blockchain platforms including Ethereum and EOS. We would also look to leverage the core capability of Hashcove to build its other planned products including Crypto wallet, Crypto exchange, ICO Smart contracts and KYC / Clearing on Blockchain.

Assuming our acquisition of Hashcove is consummated, we will look to expand our business to allow for the generation of end-client acquisitions and formulate a solid distribution model. This will be driven by our recent minority investments in SBL and TSLC. SBL focuses on developing and deploying globally scalable blockchain technology solutions in the financial markets. SBL’s wholly-owned subsidiary, SGM, is a FCA-regulated brokerage that facilitates market access across multiple instruments including spot FX, exchange traded futures and CFDs. TSLC is the parent company of CASHe, a leading provider of digital money and short-term financial products to young millennials across India. TSLC also owns all of the intellectual property developed by CASHe and has the worldwide rights outside of India to the application of its intellectual property for its lending and money transfer platform. We will seek to leverage our investment in SBL to help Hashcove cross market and diversify its products and offerings and will seek to leverage our investment in TSLC to diversity our distribution base for Blockchain-based products. SBL and TSLC offer us entry ways to very different segments of the financial services market but that still have a need for Blockchain-based products. We believe this will allow Hashcove’s technology to service the full spectrum of customer segments and hopefully lead to additional avenues for its products.

Competitive Strengths

We believe that we have a competitive advantage over other companies by being an early public company in the Blockchain industry. We are looking to take advantage of this opportunity by assembling a team of professionals qualified to identify opportunities in the Blockchain industry. We currently utilize the experience and knowledge base of our management and independent and non-independent directors to analyze potential opportunities. We are currently headed by Shamyl Malik, our Chief Executive Officer. Mr. Malik brings over 13 years of experience at top tier investment banks and trading institutions. Prior to joining our company, Mr. Malik was Global Head of Trading at Voltaire Capital, a leading liquidity provider in the foreign exchange market. Prior to joining Voltaire Capital, he served as Head of FX Electronic Trading at Morgan Stanley and Head of Electronic Market Making for Emerging Markets and Precious Metals in the Capital Markets Division at Citibank. Mr. Malik began his investment banking career at Lehman Brothers, working in both New York and London across various derivative trading roles in fixed income, commodities and currencies. For nearly all his career he has been extremely focused on building and enhancing technology solutions in the financial markets space.

Loretta Joseph, one of our independent directors, has a significant background and experience in evaluating Blockchain opportunities. Ms. Joseph has over 25 years of experience in the global financial services industry, and is a Blockchain and technology advisor to companies, organizations and governments. She has held senior positions at investment banks across Asia and India where she was responsible for managing multiple asset classes and emerging markets environments, including RBS, Macquarie Group, Deutsche Bank, Credit Suisse and Elara Capital. Ms. Joseph has advised international banks, and global hedge and pension funds in the areas of portfolio management and exposure to derivatives and related products in emerging markets. Ms. Joseph serves as the Chair of the Advisory Board of ADCCA (Australian Digital Currency and Commerce Association), an advocacy group dedicated to ensuring the responsible adoption of Blockchain regulation. She also sits on the advisory boards of University of Western Sydney Business School and Blume Ventures, one of India’s leading tech-focused early stage VCs, and is an adjunct fellow at UWS Australia. She received Fintech Australia’s “FinTech Leader of 2017” and “Female Leader of 2016” awards, and the “Alumni Award for Social Impact” in 2016 from Sancta Sophia College.

Additionally, Kunal Nandwani, Hashcove’s Chief Executive Officer, recently joined our Blockchain Strategy Committee and upon consummation of the transaction with Hashcove, will become an executive officer and director of our company. Mr. Nandwani has been working on Blockchain since early 2016. He is a consultant to the Indian Finance Ministry for policy making on various Fintech subjects including algorithmic trading and Blockchain. Mr. Nandwani also cofounded uTrade Solutions, a product firm which offers trading, algorithmic and risk platforms in more than 10 countries. Previously, Mr. Nandwani worked at Lehman Brothers, Nomura & BNP Paribas in London. Mr. Nandwani also runs an angel network in India and is an advisor to the Indian commerce ministry on Artificial Intelligence.

We plan to include additional members on the Blockchain Strategy Committee in the future.

We also will seek to leverage the resources and experience of the management teams of our existing minority investments, as they are already collaborating and participating in the Blockchain industry. These minority investments in early stage assets provide first-hand experience and knowledge to enable future technological developments, as well as create exposure to a number of diversified touchpoints into potential revenue streams derived from Blockchain sources.

Business Opportunities

Blockchain provides a digital ledger that can be programmed to record many items of value in our lives, such as: birth and death certificates, marriage licenses, deeds and titles of ownership, educational degrees, financial accounts, medical procedures, insurance claims, votes and anything else that can be expressed in code. Using Blockchain, we can build businesses and conduct transactions directly among participants with less friction from outside intermediaries like banks, brokers and governments. Institutions like banks or governments can embrace this technology to revamp their operations, cut costs, boost trust, increase commerce and create new value for their stakeholders.

Assuming completion of the Hashcove acquisition, our product offerings would include the following:

Crypto Exchange – this would be a digital asset exchange utilizing Blockchain technology. There are currently over 170 exchanges in various countries with limited regulatory oversight, weak technology (when compared to exchanges for other asset classes) and opaque KYC practices. By being a public company operating a robust digital exchange in a regulated environment, we believe there is a large amount of institutional trading volume in digital trading that can generate significant revenues for us.

Smart Contracts for ICO’s – we believe the ICO market will be the primary capital raising method for companies utilizing Blockchain technology in the very near future replacing typical public offerings. Based on public information, approximately $5.6 billion was raised by startup’s in 2017 using ICO’s. We believe providing the technology and legal framework behind the ICO process is a sensible way to capitalize on the shift to ICO usage.

Crypto Wallets – as more and more digital trading is executed by more traditional investors (retail and institutional), the demand for Crypto wallets will increase. As part of a turnkey solution strategy in conjunction with the Crypto Exchange, we would seek to offer Crypto Wallets to customers that interact with us on our exchanges but also build technology that can be resold/white-labelled for other exchanges or industries that require Crypto Wallet facilities.

Competition

We may encounter intense competition from other entities having a business objective similar to ours. Some of these entities are well established and have management with significant experience in the Blockchain technology industry. Furthermore, many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Competitors may include start up companies that are just seeking to enter the Blockchain technology industry as well as companies who are seeking to expand their existing businesses into the Blockchain technology industry such as:

●	large companies like Chain, IBM and Accenture;

●	blockchain platforms like Multichain, Ripple and OmiseGo; and

●	several midsize Blockchain services firms like Opencrowd and Chainwork.

As our market grows and rapidly changes, we expect it will continue to attract new companies, including smaller emerging companies, which could introduce new products and services. In addition, we may expand into new markets and encounter additional competitors in such markets. There is no assurance that we will be able to compete effectively with these or other companies in our industry.

Intellectual Property

We expect that our success will depend in part upon our ability to protect and use our core technology and intellectual property rights. We intend to rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and confidentiality procedures to protect our intellectual property rights. We will also seek to leverage the intellectual property rights that Hashcove has with its existing products if we consummate our transaction with Hashcove.

Regulations

Currently the regulatory framework for Blockchain applications and technology is in its early stages. Certain Blockchain technologies that deal with cryptocurrencies will likely be regulated in the near term. Many U.S. regulators, including the SEC, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, the Commodity Futures Trading Commission, the U.S. Internal Revenue Service, and state regulators, including the New York Department of Financial Services, have made official pronouncements or issued guidance or rules regarding the treatment of Blockchain technology and digital currencies. However, other U.S. and state agencies have not made official pronouncements or issued guidance or rules regarding the treatment of Blockchain technology or digital currencies. Similarly, the treatment of this industry is often uncertain or contradictory in other countries. The regulatory uncertainty surrounding Blockchain technology could create risks for our business going forward.

Beverage Business

Industry Opportunity

Iced Tea

Globally, NARTD tea products are ranked as the 4th largest beverage category, behind carbonated soft drinks, water and dairy. The non-alcohol iced tea global category size is estimated at $55 billion and growing at a 6.6% compound annual growth rate (“CAGR”). (Source: Euromonitor International, “Versatility of RTD Tea Generates Bright Spot in Global Soft Drinks”, May 2014).

We have executed a select number of international distribution opportunities – recruiting an international beverage consultant - with a mandate to initially effect distribution and co-pack agreements in Australia and New Zealand. We have also established a footprint in South America with distribution agreements in Costa Rica, Columbia, Honduras and Ecuador, with other relationships pending.

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

As shown below, consumers showed special interest in healthier versions of NARTD teas, preferring unsweetened teas.

RTD Tea Industry Revenue by Type (2017)

Black Tea	58.9%
Green and White Tea	24.7%
Herbal Tea	16.4%

(Source: IBISWorld Industry Report OD4297, “RTD Tea Production in the US”, October 2017).

Lemonade

According to IBISWorld, lemonade comprises 8.2% of the $12.0 billion U.S. juice market in 2016. About 6.7 billion liters of juice were consumed in 2015, of which Lemonade sales totaled 451 million liters. (Source: IBISWorld Industry Report 31211c, “Juice Production in the US”, January 2017) According to a Technavio report, the Global lemonade drinks market is expected to grow at a CAGR of over 6% from 2017-2021. (Source: Technavio Market Research Report, “Global Lemonade Drinks Market 2017-2021”, July 2017).

ALO Juice

The global aloe vera-based drinks market is an expanding category, expected to grow at a CAGR of close to 10% during the forecast period for 2016 through 2020, according to a Technavio report dated November 2016. The Americas is expected to grow at an 11.24% CAGR over the same period. (Source: Technavio Market Research Report, “Aloe Vera-Based Drinks Market”, November 2016).

Other Brands

With the growing and sustainable distribution base, we now have the opportunity to develop domestic US and international brand portfolios via merger and acquisition opportunities, together with distribution and licensing opportunities. The building blocks we put in place over the last twelve months across the East Coast, including our partnership with Big Geyser, provides us with the infrastructure and management capabilities to pursue these extended goals.

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

We have developed ten flavors of Long Island Iced Tea® in an effort to ensure that our products meet the desired taste preferences of consumers. Regular flavors, which use natural cane sugar as a sweetener, include lemon, peach, raspberry, green tea & honey, half tea & half lemonade, guava, mango, and sweet tea. Diet flavors, which use sucralose (generic Splenda) instead of natural cane sugar as a sweetener, include diet lemon and diet peach. These flavors are currently available in twelve packs of 18oz polyethylene terephthalate bottles.

During 2017, we unveiled a new 18oz bottle and label design for our flagship Long Island Iced Tea® Brand, which replaced our 20oz size. The sleeker and slimmer 18oz design accentuates an authentic and fresh spirit of Long Island Iced Tea® products, which we believe will have a positive impact on our product gross margins. The bold and cleanly designed label aligns with our core brand image, clearly emphasizing the brand’s premium ingredients and better-for-you positioning. Both the label and customized bottle cap include informative health cues that include “non-GMO,” “100% raw cane sugar,” “no additives,” and “low calories” for diet flavors.

We have also developed The Original Long Island Brand™ Lemonade, which comes in nine real-fruit flavors, that are sold in the same locations as our iced tea.

ALO Juice has been distributed in New York City since 2008 and in Florida since 2012. We commenced distribution of ALO Juice in February 2016. It is packed in 0.5 liter and 1.5 liter bottles, with a wide variety of flavors including Original, Mango, Pomegranate, Pineapple and Raspberry. Aloe vera juice contains nutrients which include vitamins A, C, E, and B12, as well as minerals like potassium, zinc, and magnesium. It also provides antioxidants, helps to balance metabolism, and supports normal circulation and blood pressure.

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

The NARTD tea market is a crowded space and, as a result, we believe in pricing our products competitively. We highlight to consumers our use of premium ingredients and our affordable price. The suggested retail price for a 18oz. bottle of Long Island Iced Tea® is $1.00 to $1.50, and the suggested retail price for a 12oz. bottle is $1.00 to $1.25. The suggested retail price for our gallon containers is $2.99 to $3.49. The suggested retail price of The Original Long Island Brand™ Lemonade is $1.25 to $1.79 per 18oz bottle. ALO Juice® has a suggested retail price of $1.49 to $1.79 for the 500 ml bottle and $2.39 to $2.79 for the 1.5 liter bottle. Management has set pricing levels to reflect current pricing dynamics in the industry. There has been downward pressure on prices, which management believes is caused by the entrance of major multinational beverage corporations into the alternative beverage category. This is starting to lead towards industry consolidation, in what is currently considered a somewhat fragmented marketplace.

Our Business Strategies

We are seeking to organically grow our NARTD tea and related product sales by capitalizing on an iconic name with unique brand awareness to create familiar and easily recognizable beverages.

We intend to increase our market share in our existing geographic markets and expand into additional geographic markets in the U.S. We have established distribution in a number of small international markets and are exploring distribution in additional international markets on a highly selective and limited basis, which may include royalty and licensing agreements. As discussed below in “Our Customers,” we generally focus our sales efforts on approaching beverage distributors and taking advantage of their unique positioning in the retail industry. However, a portion of our sales efforts are also dedicated to direct sales to retailers, because some wholesale chains request direct shipments from the product supplier. In addition, we are exploring several new sales channels. We currently are conducting a small scale business trial in which we sell our beverage product alongside other snacks in vending machines. We also sell our twelve-ounce lower calorie products in schools, in some cases through sales to purchasing cooperatives that represent multiple school districts, but also via the vending machine business trial.

In March 2017, we entered into a long-term strategic distribution agreement with Big Geyser, a large independent non-alcoholic beverage distributor in metro New York, pursuant to which Big Geyser became the exclusive distributor of our iced tea bottle products. The agreement covers retail locations in the New York City metro region, including the five boroughs of New York City, Long Island, Westchester and Putnam County. This distribution coverage has the potential to significantly increase our distribution footprint and allow us to streamline our business and brings additional focus to building our brand. We are committed to building this relationship, including the recruitment of Robert Stefanizzi and a team of experienced industry professionals focused on expanding our products into Big Geyser’s distribution network.

We continually seek to better develop emerging markets, as well as expand our overall geographic footprint. We have entered into new business arrangements involving international specialists contracted to (i) identify new market opportunities and (ii) assist in the overall management of our international expansion efforts. During 2017, we announced the appointment of a New Zealand based distributor and an Australian based distributor, as well as an Australian based co-packer with capability to produce products for Australasia and Asia. We have also focused on the development of markets in South America, and have announced expansion into Costa Rica, Columbia, Honduras, Ecuador and other Latin American countries. We have worked alongside existing distributor partnerships in Puerto Rico, Canada and South Korea to further expand distribution points throughout their respective markets.

Our strategy for ALO Juice includes increasing brand support through our existing sales and marketing team, ultimately accelerating points of distribution throughout current (and future) distributor and retail partnerships alongside our flagship iced tea and lemonade products.

We are currently securing ownership of the “Long Island Iced Tea” trademark in selective international jurisdictions via the Madrid protocol. Domestically, we are building our brand primarily by establishing comprehensive marketing plans that include but are not limited to trade marketing, customer appreciation programs, social media, pricing promotions and demos via brand ambassadors.

In the past twelve months, we have secured two material brand building, awareness and trial mechanics through the sponsorships of 1) Nassau Veterans Memorial Coliseum and 2) Barclays Center. These properties reinforce brand ownership in our key New York markets and promote trial and adoption across key demographics.

We also use co-op advertising (advertisements by retailers that include the specific mention of manufacturers, who, in turn, repay the retailers for all or part of the cost of the advertisement) and special promotions, together with its retail partners, so as to complement other marketing efforts towards brand awareness.

We also seek to expand our product line. From time to time, we explore and test market potential of new NARTD products that may, in the future, contribute to our operating performance. We expect that the introduction of The Original Long Island Brand™ Lemonade and growth of ALO Juice will be able to attract a new market segment of beverage drinkers.

Manufacturing and Raw Materials

Long Island Iced Tea® and Long Island Brand™ Lemonade are currently produced by Brooklyn Bottling Group, Polar Corp., and LiDestri Spirits, all of which are established co-packing companies with reputable quality control. We intend to identify additional co-packers in the U.S. and other countries to support the continued growth of the brand. ALO Juice is purchased as a finished product from a third party supplier in South Korea.

The principal raw materials we use in our iced tea and lemonade business are bottles, caps, labels, packaging materials, tea essence and tea base, lemonade base, sugar, natural flavors and other sweeteners, juice, electricity, fuel and water. Our principal iced tea suppliers for the year ended December 31, 2017 were Zuckerman-Honickman, Inc. (bottles), US Sweeteners Corp. (sugar) and Allen Flavors, Inc. (natural flavors) who, together with Brooklyn Bottling Corp. (copacker), accounted for 70% of our purchases of raw materials inventory and copacking fees. Our principal suppliers for the year ended December 31, 2016, were Zuckerman-Honickman, Inc. (bottles) and Allen Flavors, Inc. (natural flavors) who, together with Lidestri Spirits (copacker), accounted for 46% of our purchases of inventory and copacking fees. In addition, 23% of our purchases were related to the purchase of finished bottled ALO Juice, which is purchased from suppliers located in South Korea.

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

Our Customers

We sell our products to a mix of independent mid-to-large size beverage distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels principally in the New York, New Jersey, Connecticut and Pennsylvania markets. We have also begun expansion into other geographic markets, such as Florida, Virginia, Massachusetts, New Hampshire, Maryland, North Carolina, South Carolina and parts of the Midwest. Our products are currently available in twenty one states that have a cumulative population of 100 million. While we primarily sell our products indirectly through distributors, at times we sell directly to the retail outlets and we may sell to certain retail outlets both directly and indirectly through distributors. We also sell our products directly to the distribution facilities of some of our retailers.

For the year ended December 31, 2017, two customers, Garden Foods and Big Geyser, accounted for 25% and 14% of our net sales, respectively. For the year ended December 31, 2016, our top customers, Seba Distribution LLC and Garden Foods, accounted for 20% and 11% of our net sales, respectively.

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

Management

We have established a beverage sub-committee of our board to provide oversight of the beverage business. The sub-committee has delegated day-to-day management of the beverage business to Philip Thomas, the former Chief Executive Officer of the Company. Mr. Thomas has substantial experience in the beverage industry.

Operations and Assets

We currently use co-packing companies, Brooklyn Bottling Group, Polar Corp., and LiDestri Spirits to manufacture Long Island Iced Tea® and Long Island Brand™ Lemonade. The product is shipped directly to distributors or retailers as well as to our warehouse in Farmingdale, NY or our other storage facilities prior to delivery to sales partners. Principal assets include vehicles to support the marketing of the brand and to transport the product, as well as storage equipment for the warehouse. Our principal assets also include display equipment such as vending machines, refrigerators and racks. This equipment is strategically placed at retail locations in order to market our product line.

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

Competition

The beverage industry is extremely competitive. Long Island Iced Tea® is competing with a wide range of beverages that are produced by a large number of manufacturers. Most of these brands have enjoyed broad public recognition for many years, accomplished through continuous and well-funded marketing campaigns. We will compete with all types of beverages, both CSDs and non-CSDs, facing higher competition from direct product competitors in the NARTD tea market. Key direct competitors are Arizona Beverage Company, Unilever, Dr. Pepper Snapple Group, Inc. and Nestle SA. In order to be able to compete successfully in the industry, we have to distinguish our products in price and in taste and flavor, and offer attractive promotions to customers and appealing packaging. Moreover, we will have to well position the brand with targeted sales and marketing campaigns.

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

Research and Development

We have incurred approximately $359,554 and $192,857 to research opportunities related to new product initiatives. These costs were reflected in research and development expense for the years ended December 31, 2017 and 2016, respectively.

Employees

At December 31, 2017, we had 25 full time employees. We also engaged the services of independent contractors to assist our management team in developing our product offerings.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Before deciding to invest in our securities, you should carefully consider the risks described below. These risks and uncertainties are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that case, you may lose all or part of your investment in the securities.

Risks Related to Our Blockchain Business

We have virtually no operating history as a Blockchain business, which makes it hard to evaluate our ability to generate revenue through operations, and at the date of this filing, we have not generated revenue from any Blockchain-based products.

Our minimal operating history as a Blockchain business makes it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of our limited resources, gaining market acceptance, managing a complex regulatory landscape and developing new products. Our current operating model may require changes in order for us to scale our operations efficiently. Investors in our common stock should consider our business and prospects in light of the risks and difficulties it faces as an early-stage company focused on developing products in the field of financial technology. To date, we have focused on developing our business and exploring opportunities for novel applications of Blockchain technology. As a result of our early stage of development, we have not generated revenue from any commercially available Blockchain-based products. We have generated no revenue as a Blockchain business.

Our management has relatively little experience in the blockchain technology industry.

Our management only recently determined to shift our primary corporate focus towards the exploration of, and investment in, opportunities that leverage the benefits of Blockchain technology. Our management has limited experience in the Blockchain technology industry. While we intend to expand our staff with individuals with more experience in this industry and will closely scrutinize any individuals we engage, we cannot assure you that well-qualified individuals will be available to us or that our assessment of individuals we retain will prove to be correct. These individuals may be unfamiliar with the requirements of being involved in a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We expect to develop new Blockchain-based products, but as of the date of this filing we have not commenced such development.

We intend to develop new Blockchain-based products covering all aspects of the Blockchain eco-system. However, at the date of this filing, we have not commenced development of any such products. Although we have entered into the Hashcove Agreement to acquire Hashcove, which is developing certain Blockchain-based products, there can be no assurance that we will consummate such acquisition. In addition, Hashcove is only in the preliminary stages of development of its Blockchain-based products. The development of such products implicates complex technological considerations and raises numerous legal and regulatory issues that will need to be addressed. As a result of these technological, legal and regulatory considerations, the Blockchain-based products may never be developed and, if developed, may, for a variety of technological, legal and regulatory reasons, never become operational.

Even if we successfully develop our Blockchain-based products, we may not be able to successfully market and launch them.

Our Blockchain-based products, if successfully developed, may not meet customer or user expectations. Furthermore, despite good faith efforts to develop and complete the launch of, and subsequently to maintain, such products, it is possible that they will experience malfunctions or otherwise fail to be adequately maintained. We may not have or may not be able to obtain the technical skills, expertise, or regulatory approvals needed to successfully develop our Blockchain-based products and progress them to a successful launch. While we are seeking to retain, or acquire businesses who have retained, experts, there may, from time to time, be a general scarcity of management, technical, scientific, research and marketing personnel with appropriate training to develop and maintain such products. In addition, there are significant legal and regulatory considerations that will need to be addressed in order to develop and maintain such products, and addressing such considerations will require significant time and resources. There can be no assurance that we will be able to develop products that achieves our goals and satisfy the complex regulatory requirements that are applicable. If we are not successful in our efforts to develop products that are compliant with all regulatory and legal requirements and to demonstrate to customers and users the utility and value of the products, it may be impermissible to launch the products or there may not be sufficient demand for the launch of the products to be commercially viable, and our business would be materially adversely affected.

Our Blockchain-based products, if successfully developed and launched, may not function properly.

Our Blockchain technology may not function properly, which would have a material adverse effect on our plans, operations and financial condition. We intend to build Blockchain-based products covering all aspects of the Blockchain eco-system, but if our technology does not work as anticipated, there may be no satisfactory alternative available. Any problems in the functionality of our technology would have a direct materially adverse effect on our plans and expectations for revenues. The technology may malfunction because of internal problems or as a result of cyber-attacks or external security breaches. Any such technological problems would have a material adverse effect on our prospects.

Our Blockchain-based products, if successfully developed and launched, may not be widely adopted and may have limited users.

It is possible that our Blockchain-based products, if successfully developed and launched, will not be used by a large number of customers or users. In addition, legal and regulatory developments could render the products obsolete or impermissible. Such a lack of use or interest could negatively impact the effectiveness of the products, and our business and financial position.

We intend to offer advisory services to companies considering or pursuing ICOs, but we have not yet been engaged to do so.

We intend to offer advisory services to companies considering or pursuing ICOs. To date, we have not been engaged to provide advisory services to any other company considering or pursuing an ICO, and there can be no assurance that we will be engaged to provide any such services in the future or that any such services, if provided, will be profitable. If we are engaged to provide any such services, we could face claims from any dissatisfied clients and could incur liabilities in rendering any such services, any of which could also damage our reputation and adversely affect other parts of our business.

The popularity of digital assets and cryptocurrencies and ICOs may decrease in the future, which could have a material adverse effect on the digital asset cryptocurrency industry and our operations and financial condition.

We intend to develop and commercialize financial technology based on the use of digital assets, cryptocurrencies and Blockchain technology. In recent years, digital assets and cryptocurrencies have become more widely accepted among investors and financial institutions, but have been also faced increasingly complex legal and regulatory challenges and, to date, have not benefited from widespread adoption by governments, central banks or established financial institutions. However, any significant decrease in the acceptance or popularity of digital asset or cryptocurrency or ICOs may have a material adverse effect on our operations and financial condition and a material adverse effect on us.

Acquisitions we have made and may make will increase costs and regulatory and integration risks.

We have purchased interests in SBL and TSLC. In addition, we may from time to time purchase interests in or acquire other businesses or the assets of other businesses. Integrating an acquired business or its assets involves a number of risks and financial, managerial and operational challenges. We may incur significant expenses in connection with purchases or acquisitions it has made in the past or may make in the future. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction. The occurrence of any of the foregoing could have a material adverse effect on our financial results and business.

If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.

The market for Blockchain technology is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our future product offerings that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. Failure in this regard may significantly impair our revenue growth. In addition, we may need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.

We may face substantial competition from a number of known and unknown competitors as well as the risk that one or more of them may obtain patents covering technology critical to the operation of our products.

We believe that a number of organizations are or may be working to develop products systems utilizing distributed ledger or Blockchain technologies or other novel technologies that may be competitive to the technology we intend to develop. Some or all of such organizations may have substantially greater technological expertise, experience with distributed ledger technologies and/or financial resources than we have, and they may attempt to patent technologies that may be competitive with or similar to the technology we ultimately use. If one or more other persons, companies or organizations, individually or together obtain a substantial share of our intended market, or obtain a valid patent covering technology critical to our products, and we are unable or unwilling to license the technology, we may be unable to sell our products or it could become impossible for our products to operate, which could have a material adverse effect on our operations and financial condition.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the overall demand for technology and on the economic health of our prospective customers. In general, worldwide economic conditions remain unstable, and these conditions may make it difficult for our prospective customers and us to forecast and plan future business activities accurately, and they could cause our prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.

Our ability to attract, train and retain qualified employees is crucial to our results of operations and any future growth.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations or that we have induced such breaches, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our planned products and any Blockchain on which our products may rely may be the target of malicious cyber-attacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of digital assets. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of our products and cause a decline in the market price of the digital assets on that system, and could result in claims against us.

If our products are successfully developed and launched, our software, the software applications and other interfaces or applications upon which they rely, and any software that may be built upon our products, will be unproven, and there can be no assurances that our products and the creating, transfer or storage of digital assets on our products will be uninterrupted or fully secure, which may result in impermissible transfers, a complete loss of users’ digital assets on that system or an unwillingness of customers and users to access, adopt and utilize our products. Further, the digital assets with which are products are used (and any technology, including Blockchain technology, on which they rely) may also be the target of malicious attacks seeking to identify and exploit weaknesses in the software, the digital assets or our products, which may result in the loss or theft of digital assets on that system. Such attacks may come in anticipated forms or unanticipated forms.

We and our subsidiaries are, and our products, if developed and launched, and the Blockchain technology to be utilized by our products will be, subject to cyber-attacks, security risks and risks of security breaches. An attack on any of them or a breach of security of any of them could result in a loss of private data, unauthorized trades, and an interruption of trading for an extended period of time. Any such attack or breach could adversely affect our ability to effectively operate or sell our Blockchain products, which could have a material adverse effect on our operations and financial condition. Such an attack may also damage our reputation and any breach of data security that exposes or compromises the security of any of the private digital keys used to authorize or validate transaction orders, or that enables any unauthorized person to generate any of the private digital keys, could result in unauthorized trades. The occurrence of any of the foregoing could result in claims against us and us and could have a material adverse effect on us and the holders of our securities.

The regulatory regime governing Blockchain technologies, cryptocurrencies, digital assets, and offerings of digital assets is uncertain, and any new regulations or policies, may materially adversely affect the development and the value of such cryptocurrencies and assets.

Regulation of digital assets, cryptocurrencies, Blockchain technologies, and cryptocurrency exchanges is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of digital assets and cryptocurrencies generally and the technology behind them or the means of transaction or in transferring them. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Cryptocurrency networks, distributed ledger technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that may conflict with those of the United States or may directly and negatively impact our business. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to our business.

On July 25, 2017 the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an ICO subject to federal securities laws. Thereafter, China released statements and took similar actions. Although the Company does not currently participate in ICOs, we intend to do so in the future, and these actions may be a prelude to further action which chills widespread acceptance of Blockchain and cryptocurrency adoption and have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Our business will be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, technology, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations or otherwise harm our business.

We will be subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, Blockchain technology, data protection and intellectual property, among others. Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate.

We will adopt policies and procedures designed to comply with these laws. The growth of our business and its expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by it, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and its financial results. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or ceases our planned business practices.

The further development and acceptance of Blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of Blockchain networks and digital assets would have a material adverse effect on our business plans and could have a material adverse effect on us.

The growth of the Blockchain industry in general, as well as the Blockchain networks on which digital assets and cryptocurrencies rely, is subject to a high degree of uncertainty. The factors affecting the further development of the digital asset and cryptocurrency industry, as well as Blockchain networks, include, without limitation:

●	worldwide growth in the adoption and use of digital assets, cryptocurrencies and other Blockchain technologies;
●	government and quasi-government regulation of digital assets and cryptocurrencies and their use, or restrictions on or regulation of access to and operation of Blockchain networks or similar systems;
●	the maintenance and development of the open-source software protocol of digital assets or cryptocurrency networks;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using government-backed currencies or existing networks;
●	general economic conditions and the regulatory environment relating to digital assets and cryptocurrencies; and
●	a decline in the popularity or acceptance of digital assets, cryptocurrencies or other Blockchain-based tokens.

The digital asset and cryptocurrency industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of Bockchain networks and Blockchain assets may materially adversely affect our business plans.

The development and operation of our business, including any or our Blockchain-based products, will likely require technology and intellectual property rights.

Our ability to develop and operate Blockchain-based products may depend on technology and intellectual property rights that we may license from unaffiliated third parties. If for any reason we were to fail to comply with our obligations under the applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that our products require, they would be unable to operate, which would have a material adverse effect on our operations and financial condition and could have a material adverse effect on us.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to claims that we have infringed the intellectual property rights of others, by offering allegedly infringing products or otherwise. Any claims may result in significant expenditure of our financial and managerial resources, and may result in us making significant damages or settlement payments or changes to our business. We could be prohibited from using software or business processes, or required to obtain licenses from third parties, which could be expensive or unavailable. Any such difficulties could have a material adverse effect on our financial results and business.

We may be unable to protect our proprietary technology.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to protect it, in the United States or elsewhere, which could have a material adverse effect on our business.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide blockchain-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide Blockchain-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with Blockchain technologies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide cryptocurrency and/or other Blockchain-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of Blockchain technologies could be damaged if banks or financial institutions were to close the accounts of businesses providing cryptocurrency and/or other Blockchain-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and harm investors.

The price of the Company’s shares could be subject to wide price swings since the value of cryptocurrencies may be subject to pricing risk and have historically been subject to wide swings in value.

The Company’s shares are subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cashflows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or the Blockchain generally, factors over which the Company has little or no influence or control. The Company’s share prices may also be subject to pricing volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may benefit the Company in the near term and change over time.

In addition, the success of the Company, the Company’s share price, and the interest in investors and the public in the Company as an early entrant into the Blockchain and cryptocurrency ecosystem may in large part be the result of the Company’s early emergence as a publicly traded company in which holders of appreciated cryptocurrency have an opportunity to invest inflated cryptocurrency profits for shares of the Company, which could be perceived as a way to maintaining investing exposure to the Blockchain and cryptocurrency markets without exposing the investor to the risk in a particular cryptocurrency. Cryptocurrency holders have realized exponential value due to large increases in the prices of cryptocurrencies and may seek to lock in cryptocurrency appreciation, which investing in the Company’s securities may be perceived as a way to achieve that result, but may not continue in the future. As a result, the value of the Company’s securities, and the value of cryptocurrencies generally may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in market prices, profits from related or unrelated investments or holdings of cryptocurrency. Such factors or events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, or on the price of the Company’s securities, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

It may become illegal in the future to acquire, own, hold, sell or use cryptocurrencies, participate in the Blockchain or utilize similar digital assets in one or more countries, the ruling of which would adversely affect the Company.

Although currently cryptocurrencies, the Blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursuing this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

The markets for Blockchain/cryptocurrency based assets may be illiquid, and may be subject to manipulation.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lenient a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume, or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Risks Related to LIBB’s Beverage Business

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

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability or negatively affect our operating results. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. For more information, see the item “Legal Proceedings” in the Annual Report and Quarterly Reports.

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

A deterioration of global economic conditions may adversely affect our industry, business and results of operations.

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

Certain retailers that we service primarily through our distributors make up a significant percentage of our products’ retail volume, including volume sold by our bottlers and distributors. We also sell directly to certain retail accounts and to the distribution facilities of such retailers. Some retailers also offer their own private label products that compete with some of our brands. For the year ended December 31, 2017, two customers, Garden Foods and Big Geyser accounted for 25% and 14% of our net sales, respectively. For the year ended December 31, 2016, two customers, Seba Distribution LLC and Garden Foods accounted for 20% and 11% of our net sales, respectively. The loss of sales of any of our products in a major retailer could have a material adverse effect on our business and financial performance.

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

We have developed a gallon product line in which our gross margins are minimal, and therefore may not generate sufficient revenues or other benefits to justify its introduction. In addition, the gallon product line may divert sales from our higher margin 18oz product line, which would adversely affect our business.

In May 2015, we developed a gallon product line featuring five of our existing flavors. Our gross margins on this product line are minimal. Accordingly, this product line may not generate sufficient revenues or other benefits to justify its introduction. In addition, to the extent distributors choose to carry the gallon product line instead of our higher margin 18oz product line, it may negatively affect our operating results, specifically our gross margin. Although we believe the gallon size has a different function and manner of consumption, consumers may choose to purchase the gallon size instead of the 18oz size, because the gallon size offers a better per ounce value. This would result in an overall lower gross margin for our business.

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

As of December 31, 2017, we had $742,113 of total indebtedness, consisting of auto and vending loans and a bridge financing agreement. The bridge financing agreement ($688,038) is to be repaid based upon 15% of our future receipts. In December 2017, we entered into a Loan and Option Agreement (the “Facility”) in which a borrowing facility of an aggregate of $2,000,000 was made available, with the option to increase this amount to $4,000,000 with the consent of the lender. In connection with the Facility, on December 22, 2017, we received an initial drawdown of $750,000. The Company paid a $100,000 facility fee upon execution. On December 26, 2017, the $750,000 initial drawdown and accrued interest was converted by the lender into 250,233 shares of the Company’s common stock. In January 2018, the Company drew an additional $1,250,000 under the Facility. While our existing level of debt is not substantial and we will pay interest that accrues on these obligations, we may incur significant indebtedness in the future, and we may not be able to generate sufficient cash to service such debt as cash payments become due. If new debt and/or new credit sources are added to our existing debt and credit sources, the related risks for us could intensify.

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

In addition, if we are unable to make payments as they come due or comply with the restrictions and covenants in the agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under one or more of such agreements, including pursuant to any cross-default provisions of such agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, they could foreclose on their security interests in our assets, including the equity interests in our material subsidiaries. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

The loss of the services of our key personnel could negatively affect our business, as could our inability to attract and retain qualified management, sales and technical personnel as and when needed.

The execution of our business strategy depends largely on the continued efforts of Philip Thomas. On February 20, 2018, Mr. Thomas (co-founder of LIBB) resigned as our Chief Executive Officer. Under the direction of a special beverage committee of the Board, Mr. Thomas is expected to lead the beverage business until after the Spinoff. As we have a limited operating history, we are highly dependent upon this individuals’ knowledge, experience and reputation within the industry. We cannot be assured of how long or under what conditions Mr. Thomas will continue to look after the beverage business. If Mr. Thomas were to stop looking after the beverage business, we may not be able to find adequate replacements for him. Without his experience, expertise and reputation, our development efforts and future prospects would be substantially impaired.

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

Further growth into our ‘better-for-you’ brand portfolio may, in part, result from merger, acquisition, distribution or licensing agreements that require greater capability of management to effectively administer this growth and may have greater inherent risk.

We are constantly looking to grow our business through potential mergers, acquisitions, distribution agreements or licensing agreements. However, we may not be able to identify suitable candidates, obtain the capital necessary to pursue our strategy or have the agreements be on satisfactory terms. We will likely experience significant competition in our effort to execute a strategy as a number of competitors have also adopted a strategy of expanding and diversifying through acquisitions, mergers, distribution or licensing agreements. As a result, we may be unable to continue to further our growth strategy or may be forced to pay more for the growth than we would otherwise want to pay. When growth occurs, we may not be able to integrate or manage these businesses to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of such growth could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of any mergers, acquisitions, distribution or licensing agreements. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

Risks Related to Our Businesses

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

Risks Related an Investment in Our Common Stock

The Spinoff may have negative consequences.

As indicated herein, our board of directors approved management’s intentions to effectuate the Spinoff of LIBB. The Spinoff is intended to allow us to focus exclusively on our move into the Blockchain technology industry.  However, the Spinoff may have negative consequences to it.  For instance, the actions required to separate LIBB from our company could disrupt both company’s operations.  Further, we will incur costs in connection with the Spinoff that would not be incurred if LIBB were to continue as a subsidiary of ours.

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

Effective April 12, 2018, our common stock is traded and quoted on the Pink Current Information tier operated by the OTC. We are unable to predict whether an active trading market for our common stock will develop or will be sustained. Because our common stock is not listed on a national securities exchange, we may be subject to the following significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The trading price and trading volume of our common stock may be volatile.

The price and volume of our common stock may be volatile and subject to fluctuations. Our stock has traded at a low of $1.70 to a high of $12.55 since January 1, 2016, and the current stock price is $1.96 as of April 9, 2018. Some of the factors that could cause fluctuations in the stock price or trading volume of our common stock include:

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

We presently have outstanding (i) stock options to purchase 500,034 shares of common stock at exercise prices of between $3.23 and $5.00 per share held by certain of our executive officers, directors and employees and (ii) warrants to purchase up to 1,369,320 shares of common stock at exercise prices of between $2.40 and $6.875 per share. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings and/or it may have an adverse effect on the market price of our common stock. The market price of our common stock also may be adversely affected, if and to the extent the shares registered for resale pursuant to this prospectus are sold in the public markets.

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

Our amended and restated certificate of incorporation allows our board of directors to issue 35,000,000 shares of common stock and 1,000,000 shares of preferred stock and to set the terms of such preferred stock. We have 19,243,900 authorized but unissued shares of common stock available for issuance after appropriate reservation for our outstanding options and warrants (excluding any warrants that may be issued to the investors in this offering). The issuance of additional common stock may dilute the economic and voting rights of our existing stockholders. In addition, the terms of such preferred stock may materially adversely impact the dividend and liquidation rights of holders of the common stock.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located at 12-1 Dubon Court, Farmingdale, NY 11735. On July 14, 2017, the Company entered into a lease agreement for additional warehouse and office space in Farmingdale, NY. The lease commenced on August 15, 2017 and extends through September 30, 2022. The Company has the option to extend the lease for an additional three years. Future minimum payments under this lease are $501,859. We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that they are in good condition and suitable to conduct our business.

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

In addition, we are involved in the following legal action:

Revolution Marketing, LLC

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss our complaint. We filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution to amend its answer to include cross-claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. Thereafter, the court denied the motions to dismiss and each of the parties has completed their discovery. On October 6, 2017, we filed a Note of Issue and Certificate of Readiness. The case was been certified by the court as ready for trial. On November 15, 2017, we, along with Ascent and Revolution, entered into a mutual release and settlement agreement in which all claims and counterclaims were dismissed, with no party having to make any payment to any other party.

Julian Davidson

On March 12, 2018, an action was filed by Mr. Julian Davidson, our former Executive Chairman of the Board, in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson is seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from the Company on December 31, 2017. Mr. Davidson is also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims were agreed to by us. Our management and legal counsel believe it is too early to determine the probable outcome of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The historical trading price of our common stock includes the trading of Cullen common stock from prior to the consummation of the Business Combination with Cullen and LIBB. Since April 12, 2018, our common stock has been traded and quoted on the Pink Current Information tier operated by the OTC. From January 5, 2018 until April 11, 2018, our common stock was listed on the Nasdaq Capital Market under the symbol “LBCC”. From July 29, 2016, until January 5, 2018, our common stock was listed on the Nasdaq Capital Market under the symbol LTEA. Prior to July 29, 2016, our common stock was quoted on the over-the-counter markets, as follows: from October 1, 2015 to July 29, 2016, on the OTCQB under the symbol “LTEA”; from July 27, 2015 to October 1, 2015, on the OTCBB under the symbol “LTEA”; and from June 1, 2015 (the effective date of the Business Combination for market trading purposes) to July 27, 2015, on the OTCBB under the symbol “OLIC.” Prior to June 1, 2015, Cullen’s common stock was quoted on the OTCBB under the symbol “CAGZ.” All historical trading prices have been adjusted to reflect the effective 15-to-1 reverse stock split that occurred as a result of the exchange ratio under the Merger Agreement, which provided for Cullen stockholders to receive one share of our common stock for every 15 shares of Cullen common stock held by them immediately prior to the Business Combination. The following table sets forth the range of high and low sales prices for the applicable period on a post-split basis.

	Common Stock
	High ($)	Low ($)
Fiscal Year Ended December 31, 2018:
Second Quarter*	$2.64	$1.00
First Quarter	7.65	2.16
Fiscal Year Ended December 31, 2017:
Fourth Quarter	$9.49	$1.70
Third Quarter	5.50	2.01
Second Quarter	6.68	3.54
First Quarter	4.60	$3.70
Fiscal Year Ended December 31, 2016:
Fourth Quarter	$5.91	$3.73
Third Quarter	8.39	4.00
Second Quarter	12.55	6.81
First Quarter	10.70	3.99

*	Through April 11, 2018.

Holders

As of April 11, 2018, there were 13,418,772 shares of our common stock outstanding. Our shares of common stock are held by approximately 91 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of banks, brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future, but expect to retain earnings to finance the growth of our business. Additionally, the facility with Cavendish restricts our ability to pay dividends without Cavendish’s prior written consent. Even if our board of directors decides to pay dividends, or decides to execute the Spinoff, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Unregistered Sales of Equity Securities

During the fiscal quarter ended December 31, 2017, we issued 131,791 shares of our common stock to certain vendors of ours in consideration of services rendered. The shares were issued in private placements pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Overview

Until December 2017, we were focused exclusively on the ready-to-drink segment of the beverage industry. In December 2017, we announced that we were shifting our primary corporate focus towards the exploration of, and investment in, opportunities that leverage the benefits of Blockchain technology. In connection with the shift in strategic direction, we changed our name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.” and reserved the web domain www.longblockchain.com. We also changed our trading symbol from “LTEA” to “LBCC” in connection with the name change.

Blockchain Business

We are seeking to become a full service Blockchain technology company. Our aim is to provide products and services to contribute and generate revenues from all aspects of the Blockchain Eco-System, including Digital trading (such as operating an exchange), Facilitation of Digital Currency Storage (Crypto wallets), Capital raising activities (such ICO’s) or DLT-based initiatives (Smart KYC). As a public company, we believe that we are in a prime position to build and acquire technology with global applications using Blockchain technology.

As our first step to becoming a full service Blockchain technology company, we entered into the Hashcove Agreement in March 2018. Pursuant to the Hashcove Agreement, we will acquire all of the outstanding shares of Hashcove from the Hashcove Shareholders and Hashcove will become our wholly owned subsidiary. Closing of the transaction, which is expected to occur by the third quarter of 2018, is subject to customary closing conditions, including among others that neither we nor Hashcove suffers a material adverse effect as outlined in the agreement.

Hashcove is an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions. Among its planned product offerings, Hashcove is developing tokenized platforms, crypto-exchanges and wallets, smart contracts for ICOs, KYC and financial clearing technology on blockchain, and other related blockchain applications. Hashcove’s product team includes 25 employees, including developers, with proven experience in enterprise financial trading algorithmic software.

Hashcove would provide us with in-house expertise in a number of Blockchain products and strategic leadership as to Blockchain/DLT product development and delivery. We believe moving in this direction will enable us to generate maximum revenue while maintaining full control over the intellectual property related to such technologies. Assuming consummation of the transaction with Hashcove, we intend to seek to build decentralized Blockchain applications for clients around the globe, across industries, for uses varying from peer-to-peer lending, healthcare and education. The opportunities could include developing Blockchain applications on various Blockchains platforms including Ethereum and EOS. We would also look to leverage the core capability of Hashcove to build its other planned products including Crypto wallet, Crypto exchange, ICO Smart contracts and KYC / Clearing on Blockchain.

Following our acquisition of Hashcove, we will look to expand our business to allow for the generation of end-client acquisitions and formulate a solid distribution model. This will be driven by our recent minority investments in SBL and TSLC. SBL focuses on developing and deploying globally scalable blockchain technology solutions in the financial markets. SBL’s wholly-owned subsidiary, SGM, is a FCA-regulated brokerage that facilitates market access across multiple instruments including spot FX, exchange traded futures and CFDs. TSLC is the parent company of CASHe, a leading provider of digital money and short-term financial products to young millennials across India. TSLC also owns all of the intellectual property developed by CASHe and has the worldwide rights outside of India to the application of its intellectual property for its lending and money transfer platform. We will seek to leverage our investment in SBL to help Hashcove cross market and diversify its products and offerings and will seek to leverage our investment in TSLC to diversity our distribution base for Blockchain-based products. SBL and TSLC offer us entry ways to very different segments of the financial services market but that still have a need for Blockchain-based products. We believe this will allow Hashcove’s technology to service the full spectrum of customer segments and hopefully lead to additional avenues for its products.

Beverage Business

We intend to continue to operate LIBB as a wholly-owned subsidiary until we complete the Spinoff and maintain the focus of this business on the ready-to-drink segment of the beverage industry, specifically, premium, ‘better-for-you’ brands marketed at an affordable price. Through LIBB, we are engaged in the production and distribution of premium Non-Alcoholic Ready-to-Drink, or “NARTD,” beverages. Our beverage business is currently organized around our flagship iced tea product, under the brand Long Island Iced Tea®. The Long Island Iced Tea name for a cocktail originated in Long Island in the 1970’s, and its national recognition is such that it is ranked as the fourth most popular cocktail in restaurants and bars in the U.S. (Source: Nielsen CGA, On-Premise Consumer Survey, 2016). Our premium NARTD tea is made from a proprietary recipe and with quality components. Long Island Iced Tea® is sold in 27 states across the U.S., primarily on the East Coast, through a network of national and regional retail chains and distributors.

We also sell The Original Long Island Brand™ Lemonade, which is a NARTD functional beverage made from a proprietary recipe with quality components. Since February 2016, we have also been engaged in the aloe juice business, under the brand ALO Juice. ALO Juice is a NARTD functional beverage made from juice derived from the aloe plant known as aloe vera. ALO Juice sources its aloe plants from harvests in Thailand. The plants are exported from there to South Korea where they are processed in a unique whole leaf manner to ensure the nutritional and health benefits are maintained from the plant all the way through to the bottling process.

The mission of our beverage business is to provide consumers with “better-for-you” premium beverages offered at an affordable price.

Corporate History

We were incorporated under the name “Long Island Iced Tea Corp.” on December 23, 2014 in the State of Delaware. On December 21, 2017, we amended our certificate of incorporation to change our name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.”

Our principal executive offices are located at 12-1 Dubon Court, Farmingdale, New York 11735. Our telephone number is (855) 542-2832. Our website addresses are www.longblockchain.com and www.longislandicedtea.com. The information contained on, or accessible from, our corporate websites are not part of this annual report and you should not consider information contained on our websites to be a part of this annual report or in deciding whether to purchase our common stock.

Highlights

We generate income through the sale of our NARTD beverage. The following are highlights of our operating results for the years ended December 31, 2017 and 2016:

●	Net sales. During the year ended December 31, 2017, we had net sales of $4,434,465, representing an decrease of $123,565 over the year ended December 31, 2016. The decrease is due to the slow movement of our Alo products, which had $505,419 less net sales in the year ended December 31, 2017, and lower sales of our gallon products by $272,661. The decrease was partially off-set by the introduction of our new line of lemonade products, which had net sales of $710,725 for the year ended December 31, 2017.

●	Margin. Our margin decreased by 155% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The primary reason for the decreased margins during the year ended December was the shift from our 20 oz product to the 18 oz product in the spring of 2017, for which we offered larger discounts for, as it was a new product. The discounts include the issuance sales warrants to Big Geyser. The discounts resulted in a decrease to our margins of $271,713. As a result, during the year ended December 31, 2017 our margin on the sale of iced tea was $(69,226) as compared to a margin of $311,447 for the year ended December 31, 2016.

●	Operating expenses. During the year ended December 31, 2017, our operating expenses were $13,940,064, an increase of $5,832,278 as compared to the year ended December 31, 2016. The increases in operating expenses for the year ended December 31, 2017 related primarily to increased staffing costs as we continued to build out our organization, legal, accounting and consulting costs incurred for the exploration into blockchain, and an increase in investor relations and in advertising costs.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2017, we have most significantly financed our business through the sale of equity interests. During the year ended December 31, 2017, our cash flows used in operations were $9,392,304, our net cash provided by investing activities was $2,426,069, and our net cash provided by financing activities was $6,087,632. We had a working capital deficit of $712,310 as of December 31, 2017.

In order to execute our long-term growth strategy, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

1.	We recently announced that we were expanding our attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology, and therefore have an extremely limited operating history in the blockchain area. We have not generated any revenues to date from the blockchain business.

2.	The blockchain industry is rapidly changing.

3.	We operate in highly competitive markets.

4.	We may not effectively respond to changing consumer preferences, trends and other factors.

5.	Costs for raw materials that are used in our beverage business may increase substantially.

6.	Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

7.	We depend on a small number of large retailers for a significant portion of our beverage sales.

8.	Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

9.	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

10.	Our new beverage product line has minimal gross margins, may not generate sufficient revenue or other benefits to justify its introduction and may divert sales from our higher margin existing product lines.

11.	We have a limited operating history.

Critical Accounting Policies

The preparation of the financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. We believe that, of our significant accounting policies (see Note 2 of the consolidated financial statements included in this Form 10-K), the following policies are the most critical.

Revenue Recognition

Revenue is stated net of sales discounts and rebates paid to customers. Net sales are recognized when all of the following conditions are met: (1) the price is fixed and determined; (2) evidence of a binding arrangement exists (generally, purchase orders); (3) products have been delivered and there is no future performance required; and (4) amounts are collectible under normal payment terms. These conditions typically occur when the products are delivered to or picked up by our customers. For sales where certain revenue recognition criteria have not been met at the date of delivery, we defer recognition of such revenue until such recognition criteria are met.

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

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea and ALO Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory at December 31, 2017 was finished goods inventory with a cost of approximately $201,000 that was delivered to a distributor, and is held in inventory until such revenue recognition criteria are met.

Results of Operations

Comparison of the years ended December 31, 2017 and December 31, 2016. The results presented below are solely from our beverage business. Through December 31, 2017, we had not yet commenced operations of the Blockchain business.

	For the Years Ended December 31,
	2017	2016

Net sales	$4,434,465	$4,558,030
Cost of goods sold	4,609,177	4,239,317
Gross profit	(174,712)	318,713

Operating expenses:
General and administrative expenses	6,459,221	4,958,076
Selling and marketing expenses	7,330,843	3,149,710
Impairment of intangible asset	150,000	-
Total operating expenses	13,940,064	8,107,786

Operating Loss	(14,114,776)	(7,789,073)

Other expenses:
Other expense	(39,882)	(3,593)
Interest expense	(1,061,001)	(1,066,969)
Loss on inducement	-	(1,587,954)

Net loss	$(15,215,659)	$(10,447,589)

Net Sales and Gross Profit

Net sales for the year ended December 31, 2017 decreased by $123,565, or 3%, to $4,434,465 as compared to $4,558,030 for the year ended December 31, 2016. The decrease is due to a combination of a decrease in Alo sales, and greater rebates given for the introduction of our lemonade and 18oz iced tea product lines. During the year ended December 31, 2017, our iced tea product distribution expanded into 11 additional states and into over 1,000 new retail outlets. This expansion was driven by rebates offered on our products, principally $271,713 on non-cash sign-on incentives for warrants issued to Big Geyser, and $158,929 for lemonade. Net sales of our iced tea product in 18oz during the year ended December 31, 2017 increased by $3,875 and were $2,025,222 as compared to $2,021,347 for the year ended December 31, 2016. During the year ended December 31, 2017 our vending machine sales were $132,475 as compared to $185,285 for the year ended December 31, 2016. During the second quarter of 2017, we began selling a line of lemonade products realizing year one revenues of $710,725. During 2017 there are no revenue derived from the blockchain business.

Gross profit decreased by $493,425, or 155%, to $(174,712) for the year ended December 31, 2017 from $318,713 for the year ended December 31, 2016. Our gross profit percentage decreased to (3.9)% for the year ended December 31, 2017 as compared to 7.0% for the year ended December 31, 2016. The decrease in gross profit percentage was due to (a) selling our gallon containers at or below costs to certain distributors in order to acquire more shelf space and consumer visibility for the brand; (b) an increase in costs to produce certain new package offerings for our 18oz product line; and (c) introductory pricing given to new customers on our 18oz and lemonade product lines during the year ended December 31, 2017.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2017 increased by $1,501,145, or 30%, to $6,459,221 as compared to $4,958,076 for the year ended December 31, 2016. This increase was principally the result of our efforts to build out our management and support team to support our growth and enhance our corporate governance. Specifically, we incurred increased costs of approximately $784,819 in legal and consulting fees associated with potential acquisitions, accounting, travel associated with relocating an executive from New Zealand, and enhanced travel associated the expanding footprint of the beverage business. We incurred increases in bad debt expense of $730,975 and personnel costs of $205,016. These were principally off-set by a decrease in stock-based compensation costs of $330,221. The remainder of the cost increases are primarily related to costs incurred in support of the expansion of the business, including increases in rent and storage fees, insurance costs, website and internet costs.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2017 increased by $4,181,133, or 133%, to $7,330,843 as compared to $3,149,710 for the year ended December 31, 2016. The increase was principally the result of key management hires to expand the capabilities of the sales and marketing organization, strategic spending in support of brand and investor awareness and increases in freight out and other costs consistent with the distribution growth. Specifically, our personnel cost increased by $842,158 in connection with the hiring of additional sales and marketing employees. We incurred an increase of $214,331 in stock-based compensation costs and an increase of $798,605 in advertising expenses. Our brand awareness investor and public relations costs increased by $1,254,655 due to new investor relations agreements and increased spending. We incurred an increase of $166,697 in connection with our new product initiatives and ALO Juice development.

Interest expense

Interest expense for the year ended December 31, 2017 decreased by $5,968, or 1%, to $1,061,001 as compared to $1,066,969 for the year ended December 31, 2016. Interest expense for the year ended December 31, 2017, principally consisted of the amortization and write down of deferred financing costs and debt discount of $842,533 and $236,709, respectively.

Loss on induced conversion of credit facility and warrants

During the year ended December 31, 217, the Company recorded a non-cash charge of $0 for an induced conversion of its credit facility and related warrants as compared to $1,587,954 for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2017, we financed our business through the sale of debt and equity interests. We had a working capital deficit of $712,310 as of December 31, 2017.

The following table provides an overview of our borrowings as of December 31, 2017:

Description of Debt	Holder	Interest Rate	Gross Balance at December 31, 2017	Net Balance at December 31, 2017
Automobile loans	Various	3.64% to 4.99%	$17,580	$17,580
Equipment Loan Reimbursement Agreement	Magnum Vending Corp.	10.0%	$36,495	$36,495
Cavendish Loan Agreement	Cavendish	12.5%	$-	$-
Radium Agreement	Radium	-	$929,351	$688,038

Historically, our cash generated from operations has not been sufficient to meet our expenses. We have financed our operations principally through the raising of equity capital, debt and through trade credit with our vendors. Our ability to continue our operations and to pay our obligations when they become due is contingent upon obtaining additional financing.

To date, we have not generated any revenue from our Blockchain business. On March 15, 2018, we entered into the Hashcove Agreement. We are targeting to consummate the acquisition by the third quarter of 2018. Hashcove is not currently generating positive cash flow and may not do so over the next twelve months as it continues to invest in the development of its Blockchain products. We anticipate that funds from the ongoing operations of Hashcove will be insufficient to meet product research and development efforts over the next twelve months, and additional capital raises will be necessary in order to fund the ongoing research and development efforts of Hashcove as well as any other Blockchain businesses that may be acquired by us. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

In February 2018, we announced the Spinoff. Currently, the beverage business is running cash deficits. We will need to raise additional capital to sustain the beverage business until the Spinoff. We believe that we will be able to raise sufficient additional capital to finance the planned operating activities of the beverage business through the date of the Spinoff, although there are no assurances that we will be able to raise such capital on terms acceptable to the Company or at all.

Through the date of the Spinoff, if we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned beverage and Blockchain market development activities, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements filed do not include any adjustments that might result from the outcome of these uncertainties.

Below is a summary of our financing activities during the two years ended December 31, 2017 and 2016. In order to execute our strategy of the Spinoff and expansion in the Blockchain technology space, we will need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Financing Activity

Magnum Vending Corp

On November 23, 2015, we entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, our former Chief Executive Officer and director, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, we agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to us. In addition, in exchange for the right to stock certain other vending machines that we have the right to use, we agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 13). We may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of December 31, 2017 and December 31, 2016, the outstanding balance on the equipment loan was $36,495 and $76,474, respectively.

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

December 2016 Offering

On December 27, 2016, we consummated the December 2016 Offering of 406,550 shares of our common stock, through Network 1 and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, with Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of $1,423,141.

January 2017 Offering

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

The offering was made pursuant to the Shelf Registration, and is described in more detail in the Base Prospectus.

June 2017 Offering

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

October 2017 Offering

In October 2017, we consummated the October 2017 Offering of an aggregate of 607,500 shares of our common stock. The shares were sold at a price of $2.05 per share. The sale of common stock generated gross proceeds of $1,245,375 and net proceeds of $1,235,088 after deducting expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering.

The offering was made pursuant to our Shelf Registration, and is described in more detail in a prospectus supplement dated September 27, 2017 and the accompanying Base Prospectus.

Radium2 Capital Inc.

On November 27, 2017, we completed the Radium Agreement with Radium. Pursuant to the Radium Agreement, we received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of our gross sales, until we had repaid a total of $986,250.The Agreement further provides for a discount on the repayment amount, provided such prepay obligation of $838,313 is paid within 126 business days from the date of funding. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, and amortized using the interest method over the expected term of the arrangement. As of December 31, 2017, the balance of the obligation, net of the discount was $688,038, and was presented as note payable, current, within the consolidated financial statements. During the year ended December 31, 2017, accreted discount amortization was $47,437, and was reflected as interest expense within our consolidated statements of operations and comprehensive loss.

Court Cavendish Ltd.

On December 20, 2017, we entered into the Cavendish Loan Agreement with Cavendish. The Cavendish Loan Agreement provides for the availability of the Facilities as long as we continue moving towards specific ventures related to the Blockchain technology. Interest on the Facilities shall accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance commencing on the date of the first drawdown and shall be due and payable, without demand or notice, at our election quarterly in cash or in shares of our common stock valued at the lower of $3.00 or the closing price per share on the preceding date the interest payment is due. All principal and accrued interest under the Facilities is due and payable on December 21, 2018. On such date, at Cavendish’s election, we shall repay the outstanding amount together with accrued interest either in cash or in shares of our common stock at the lower of $3.00 or the closing price per share on such date, but not lower than $2.00 per share. In connection with the Cavendish Loan Agreement, a 5% Original Issue Discount of each of the Initial Facility Amount and the Extended Facility Amount is payable on the date of the first drawdown under each such facility and payable in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the initial $750,000 funding under the Cavendish Loan Agreement.

In connection with the Initial Facility Amount, we issued to Cavendish a warrant to purchase 100,000 shares of our common stock with a three year life and an exercise price of $3.00 per share. This warrant had a gross fair value of $165,645, using the Black-Scholes option pricing model. Upon the first draw under the Extended Facility Amount, we shall issue a warrant to purchase an additional 50,000 shares of our common stock, with the same terms, for each of the $1,000,000 extensions that are made available under the Extended Facility Amount.

The $100,000 fee and the warrant to issue 100,000 shares of our common stock were considered costs of the Initial Facility Amount.

For the Initial Facility Amount, the $100,000 fee was charged in full as a cost of the facility and the warrant was charged on a relative fair value basis, or in the amount of $152,362. These costs were initially charged to deferred financing costs, since these costs were associated with the Initial Facility Amount and not to a single funding. Thereafter, these deferred costs shall be charged on a pro rata basis as a direct offset against the fundings as they occur, and such costs would be amortized using the interest method over the term of each funding loan.

On December 21, 2017, we requested a funding of $750,000 under the Initial Financing Facility, which was received by us on December 22, 2017. OID costs of $37,500 and warrant costs of $57,136, were from deferred financing costs were directly offset against this funding.

We then evaluated the funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, we determined that after the effect of the OID and the warrant, that the effective conversion price was $2.13 per share. With a market price of our common stock on December 20, 2017, of $2.44, we were determined to have a beneficial conversion feature with a value of $94,636. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

On December 24, 2017, Cavendish elected to convert the principal of $750,000 and accrued interest and thereupon was issued 250,233 shares, based upon an exercise price of $3.00 per share. Accordingly, in recording the conversion, we recognized $189,272 in interest expense for the unamortized debt discount and then the principal value of the note of $750,000 was credited to additional paid in capital and common stock.

We received an additional drawdown of $750,000 of the Initial Facility Amount on January 15, 2018. We received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018. Since we are no longer listed on NASDAQ (See Note 11), the remaining amount under the Extended Facility Amount will not be available to us unless Cavendish were to waive this requirement.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $9,392,304 for the year ended December 31, 2017 as compared to net cash used in operating activities of $6,472,204 for the year ended December 31, 2016. Cash used in operating activities for the year ended December 31, 2017 was primarily the result of a net loss of $15,215,659. The net loss was offset primarily by non-cash charges of $4,208,033, consisting principally of $1,474,399 of stock based compensation, $923,609 of bad debt expense and $842,533 of amortization of deferred financing costs. Cash used in operating activities increased on account of a $1,888,402 and $361,647 increase in accounts payable and accrued expenses, respectively, and decreased on account of a $122,397 increase in accounts receivable and a $460,261 increase in inventory. Cash used in operating activities for the year ended December 31, 2016 was primarily the result of the net loss of $10,447,589.

Net cash provided by/ used in investing activities

Net cash provided by investing activities was $2,426,069 for the year ended December 31, 2017 as compared to net cash used in investing activities of $2,410,412 for the year ended December 31, 2016. Net cash provided by investing activities for the year ended December 31, 2017 was primarily due to proceeds from short term investments of $2,408,632. Cash used in investing activities for the year ended December 31, 2016 pertained primarily to the purchase of short term investment securities.

Net cash provided by financing activities

Net cash provided by financing activities was $6,087,632 for the year ended December 31, 2017 as compared to net cash provided by financing activities of $9,924,974 for the year ended December 31, 2016. Cash flows from financing activities were primarily the result of $2,134,487 representing the proceeds from our July 2017 Offering, net of costs, $1,429,740 representing the proceeds from our January 2017 Offering, net of costs, $1,259,415 from our June 2017 Offering, net of costs, $1,235,088 from our October 2017 Offering, and $70,000, net, in proceeds from a related third party. Net cash used in financing activities consisted of repayments of automobile loans of $11,446, repayments of equipment loans of $39,979, and repayment of the collateralized line of credit of $1,280,275. Cash provided by financing activities for the year ended December 31, 2016 was primarily due to proceeds from our July 2016 Offering of $5,867,217.

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

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2017 due to a material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive), we performed a complete documentation of the Company’s significant processes and key controls, and conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the material weakness described below.

A material weakness is defined as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control of financial reporting had the following material weakness:

●	The Company has insufficient qualified accounting and finance resources. Our internal control over these processes would not allow for employees to detect a material misstatement in these areas in the normal course of performing their duties.

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

●	Our processes lacked timely and complete reviews and analysis of information used to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States America.

●	We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. We also lacked a process to review information used to prepare our financial statements and disclosures.

The Company is evaluating these weaknesses to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weakness in its internal control over financial reporting.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2018, Mr. Thomas resigned as CEO, and Mr. Malik was appointed as CEO, as well as the Company’s controller resigned.

ITEM 9A. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

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

(3)	The following exhibits:

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference from Annex A-1 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.2†	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015 by and among Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC and Phil Thomas and Thomas Panza (incorporated by reference from Annex A-2 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.3	Hashcove Sale and Purchase Agreement (incorporated by reference from 8-K), originally filed on March 20, 2018

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex C of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 22, 2017).

3.3	Bylaws (incorporated from Annex D of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

4.1	Specimen Common Stock Certificate of Long Island Iced Tea Corp (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.1	Form of Registration Rights Agreement (incorporated from Exhibit 10.3 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.2	Form of Subscription Agreement for September Private Placement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.3	Form of Warrant for September Private Placement (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.4	Expense Reimbursement Agreement, dated as of November 23, 2015, by and between Long Island Iced Tea Corp. and Magnum Vending Corp. (incorporated from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.5	Credit and Security Agreement, dated as of November 23, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.6	Form of Secured Convertible Promissory Note (incorporated from Exhibit A to the Credit and Security Agreement). (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.7	Form of Lender Warrant (incorporated from Exhibit C to the Credit and Security Agreement). (incorporated from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.8	Form of Parent Guaranty (incorporated from Exhibit D to the Credit and Security Agreement). (incorporated from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.9	Registration Rights Agreement, dated as of December 3, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.10	Pledge and Escrow Agreement, dated as of December 3, 2015, by and among Long Island Iced Tea Corp., Brentwood LIIT Inc. and Graubard Miller. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.11	First Amendment to Credit and Security Agreement, effective as of January 10, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).

10.12	Form of Subscription Agreement for November Private Placement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.13	Form of Warrant for November Private Placement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.14	Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.15	Form of Subscription Agreement for March Private Placement (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.16	Form of Warrant for March Private Placement (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.17	Employment Agreement, dated as of June 1, 2016, by and between Long Island Iced Tea Corp. and Richard B. Allen (incorporated from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.18	Form of Placement Agent Warrant (incorporated from Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on June 9, 2016).

10.19	Amended and Restated Consulting Agreement dated as of September 29, 2016 between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

10.20	Form of Employment Agreement by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated from Exhibit A to the Amended and Restated Consulting Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

10.21*	Amended and Restated 2015 Long-Term Incentive Equity Plan (incorporated by reference from Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 15, 2016).

10.22*	Form of Executive Stock Option Agreement (incorporated by reference form exhibit 10.11 to the Company’s annual Report 10-K filed on March 22, 2016).

10.23*	Amended and Restated Employment Agreement between the Company and Philip Thomas (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017).

10.24	Form of Warrant for July 2017 Public Offering (incorporate by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.25*	Separation Agreement, dated as of July 8, 2017, by and between the Company and Richard Allen (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017).

10.26	2017 Long-Term Incentive Equity Plan (incorporated by reference to Annex A from the Company’s Definitive Proxy Statement on Schedule 14A filed on July 14, 2017).

10.27	Form of Warrant for September 2017 Public Offering (incorporate by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on September 27, 2017).

10.28**	Agreement for the Purchase and Sale of Future Receipts, dated as of November 27, 2017, by and between the Company and Radium2 Capital Inc.

10.29	Option and Loan Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on December 22, 2017).

10.30	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on February 20, 2018).

10.31*	Employment Agreement, dated as of February 20, 2018, by and between the Company and Shamyl Malik (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K filed on February 20, 2018).

10.32	Sale and Purchase Agreement, dated as of March 14, 2018 and amended as of March 16, 2016, by and among the Company and the shareholders of Hashcove Limited (incorporated by reference to Exhibits 2.1 and 2.2 from the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.33	Contribution and Exchange Agreement, dated as of March 19, 2018, by and between the Company and Stater Blockchain Limited (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 22, 2018).

10.34	Contribution and Exchange Agreement, dated as of March 21, 2018, by and between the Company and TSLC Pte. Ltd. (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 23, 2018).

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Marcum LLP

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Cullen agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2018.

LONG BLOCKCHAIN CORP.

By:	/s/ Shamyl Malik
Shamyl Malik
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shamyl Malik	Director and Chief Executive	April 12, 2018
Shamyl Malik	Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Tom Cardella	Director	April 12, 2018
Tom Cardella

/s/ William Hayde	Director	April 12, 2018
William Hayde

/s/ John Carson	Director	April 12, 2018
John Carson

/s/ Som Ghosh	Director	April 12, 2018
Som Ghosh

/s/ Loretta Joseph	Director	April 12, 2018
Loretta Joseph

/s/ Ramy Soliman	Director	April 12, 2018
Ramy Soliman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Long Blockchain Corp. and Subsidiaries

(formerly known as Long Island Iced Tea Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Long Blockchain Corp. and Subsidiaries (formerly known as Long Island Iced Tea Corp.) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

Melville, NY

April 12, 2018

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$370,947	$1,249,550
Accounts receivable, net	675,433	1,627,058
Inventories, net	1,598,615	1,187,941
Restricted cash	-	103,603
Short term investments	-	2,389,521
Prepaid expenses and other current assets	121,987	91,072
Total current assets	2,766,982	6,648,745

Property and equipment, net	137,071	218,036
Intangible assets	20,000	22,500
Deferred financing costs	157,727	842,533
Other assets	153,341	52,470
Total assets	$3,235,121	$7,784,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,836,279	$886,316
Accrued expenses	816,943	911,843
Note payable	688,038	-
UBS Credit Line	-	1,280,275
Current portion of automobile loans	8,730	11,446
Current portion of equipment loan	36,495	39,979
Other current liabilities	92,807	-
Total current liabilities	3,479,292	3,129,859

Other liabilities	30,000	30,000
Deferred rent	9,961	1,807
Long term portion of automobile loans	8,850	17,580
Long term portion of equipment loan	-	36,495
Total liabilities	3,528,103	3,215,741

Commitments and contingencies, Note 11

Stockholders’ (Deficit) Equity:
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding
Common stock, par value $0.0001; authorized 35,000,000 shares; 10,189,897 and 7,715,306 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	1,019	772
Additional paid-in capital	27,899,224	17,575,583
Accumulated deficit	(28,193,225)	(12,977,566)
Accumulated other comprehensive loss	-	(30,246)
Total stockholders’ (deficit) equity	(292,982)	4,568,543

Total liabilities and stockholders’ (deficit) equity	$3,235,121	$7,784,284

The accompanying notes are an integral part of these consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016

Net sales	$4,434,465	$4,558,030

Cost of goods sold	4,609,177	4,239,317
Gross (loss) profit	(174,712)	318,713

Operating expenses:
General and administrative expenses	6,459,221	4,958,076
Selling and marketing expenses	7,330,843	3,149,710
Impairment of intangible asset	150,000	-
Total operating expenses	13,940,064	8,107,786

Operating loss	(14,114,776)	(7,789,073)

Other expenses:
Other expense	(39,882)	(3,593)
Interest expense, net	(1,061,001)	(1,066,969)
Loss on inducement	-	(1,587,954)
Total other expenses	(1,100,883)	(2,658,516)

Net loss	$(15,215,659)	$(10,447,589)

Unrealized gain/(loss) on investments	30,246	(30,246)

Comprehensive loss	$(15,185,413)	$(10,477,835)

Weighted average number of common shares outstanding – basic and diluted	8,853,633	5,889,428

Basic and diluted net loss per share	$(1.72)	$(1.77)

The accompanying notes are an integral part of these consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2016	4,635,783	$463	$3,926,074	$(2,529,977)	$-	$1,396,560

Issuance of common stock to consultants, employees, vendors, and customers	190,935	19	970,343	-	-	970,362
Issuance of common stock and warrants, net of costs	230,475	23	861,767	-	-	861,790
Issuance of warrants to placement agent	-	-	38,056	-	-	38,056
Issuance of common stock to the Advisory Board and Board of Directors	65,824	7	239,993	-	-	240,000
Issuance of common stock, net of costs	406,550	41	1,423,100	-	-	1,423,141
Issuance of common stock and warrants in the Public Offering, net of costs	1,270,156	127	5,867,090	-	-	5,867,217
Issuance of common stock in exchange for principal and warrants on Brentwood line of credit	908,083	91	3,257,239	-	-	3,257,330
Stock based compensation	7,500	1	935,671	-	-	935,672
Disgorgement on short swing profit	-	-	56,250	-	-	56,250
Unrealized loss on investments	-	-	-	-	(30,246)	(30,246)
Net loss	-	-	-	(10,447,589)	-	(10,447,589)

Balance at December 31, 2016	7,715,306	$772	$17,575,583	$(12,977,566)	$(30,246)	$4,568,543

Issuance of common stock in connection with the January public offering, net of costs	376,340	38	1,429,702	-	-	1,429,740
Issuance of common stock in connection with the June public offering, net of costs	256,848	25	1,259,390	-	-	1,259,415
Issuance of common stock in connection with the July public offering, net of costs	462,160	46	2,134,441	-	-	2,134,487
Issuance of common stock in connection with the October public offering, net of costs	607,500	60	1,235,028	-	-	1,235,088
Issuance of common stock to the Advisory Board and the Board of Directors	68,049	7	245,143	-	-	245,150
Issuance of common stock to consultants, vendors and employees	379,599	38	1,276,159	-	-	1,276,197
Stock-based compensation - issuance of common stock to an executive officer	68,000	7	217,561	-	-	217,568
Stock-based compensation	-	-	1,256,831	-	-	1,256,831
Cashless exercise of stock option	5,862	1	(1)	-	-	-
Issuance of Big Geyser warrants	-	-	271,713	-	-	271,713
Issuance of warrant under the Loan Agreement	-	-	152,363	-	-	152,363
Beneficial conversion feature under the Loan Agreement	-	-	94,636	-	-	94,636
Conversion of Loan Agreement	250,233	25	750,675	-	-	750,700
Change in unrealized loss on investment	-	-	-	-	30,246	30,246
Net loss	-	-	-	(15,215,659)	-	(15,215,659)

Balance at December 31, 2017	10,189,897	$1,019	$27,899,224	$(28,193,225)	$-	$(292,982)

The accompanying notes are an integral part of these consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(15,215,659)	$(10,447,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	923,609	192,634
Depreciation and amortization expense	142,884	162,500
Deferred rent	8,154	(2,841)
Loss on sale of securities	37,882	-
Severance expense charged against accounts receivable	50,000	-
Warrants issued to distributor	271,713	-
Stock-based compensation	1,474,399	1,175,672
Stock issued to directors	70,150	-
Impairment of intangible asset	150,000	-
Loss on disposal of property and equipment	-	233
Amortization of debt discount	236,709	-
Amortization of deferred financing costs	842,533	995,549
Paid-in-kind interest	-	77,805
Inducement expense	-	1,587,954
Changes in assets and liabilities:
Accounts receivable	(122,397)	(1,456,596)
Inventory	(460,261)	(475,383)
Prepaid expenses and other current assets	101,145	(42,835)
Other assets	(100,871)	14,968
Accounts payable	1,888,402	1,194,997
Accrued expenses	361,647	550,728
Other current liabilities	(52,343)	-
Total adjustments	5,823,355	3,975,385

Net cash used in operating activities	(9,392,304)	(6,472,204)

Cash Flows From Investing Activities
Proceeds from sale of short term investments	2,408,632	-
Purchases of property and equipment	(59,419)	(14,622)
Investment in restricted cash	-	(103,603)
Release of restricted cash	103,603	127,580
Purchase of short term investments	(26,747)	(2,419,767)

Net cash provided by (used in) investing activities	2,426,069	(2,410,412)

The accompanying notes are an integral part of these consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Financing Activities
Repayment of automobile loans	(11,446)	(27,069)
Repayment of equipment loans	(39,979)	(36,630)
Proceeds from Loan Agreement	650,000	-
Proceeds from line of credit	-	1,280,275
Repayment of line of credit	(1,280,275)	-
Proceeds from line of credit, related party	-	500,000
Proceeds from Radium	697,500	-
Repayments to Radium	(56,898)	-
Proceeds from the January public offering, net of costs	1,429,740	-
Proceeds from the June public offering, net of costs	1,259,415	-
Proceeds from the July public offering, net of costs	2,134,487	-
Proceeds from the October public offering, net of costs	1,235,088	-
Advances from a related party	230,000	-
Repayments to a related party	(160,000)
Advances from a stockholder	-	199,900
Repayments to a stockholder	-	(199,900)
Proceeds from the Public Offering, net of costs	-	5,867,217
Proceeds from disgorgement of short swing profit	-	56,250
Proceeds from the sale of common stock, net of costs	-	1,423,141
Proceeds from the sale of common stock and warrants, net of costs	-	861,790
Proceeds from Bass Properties LLC loan	-	96,123
Repayments to Bass Properties LLC	-	(96,123)

Net cash provided by financing activities	6,087,632	9,924,974

Net (decrease) increase in cash	(878,603)	1,042,358

Cash, beginning of period	1,249,550	207,192

Cash, end of period	$370,947	$1,249,550

Cash paid for interest	$8,089	$22,247

Non-cash investing and financing activities:
Conversion of loans payable and accrued interest to stockholders’ equity	$-	$3,257,330
Issuance of common stock to consultants, vendors and customers	$1,276,197	$970,362
Issuance of insurance obligation in other current liabilities	$75,150	$-
Issuance of common stock to directors to satisfy accrued compensation	$175,000	$-
Purchase of IP applied against outstanding accounts receivable	$150,000	$-
Finished goods inventory received and applied against outstanding accounts receivable	$49,587	$-
Conversion of Loan Agreement and accrued interest to stockholders’ equity	$750,700	$-
Beneficial conversion feature under the Loan Agreement	$94,636	$-
Issuance of warrant under the Loan Agreement	$152,363	$-
Cashless option exercise	$1	$-

The accompanying notes are an integral part of these consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN

Business Organization

Long Blockchain Corp., (formerly known as Long Island Iced Tea Corp.) a Delaware corporation (“LBCC”), was formed on December 23, 2014. LBCC is the parent of Long Island Brand Beverages LLC (“LIBB”) (its operating subsidiary) and Cullen Agricultural Holding Corp. (“Cullen”) (collectively the “Company”).

Overview

Since May 27, 2015, the Company’s operations have consisted principally of a beverage business, focused on serving the ready-to-drink segment of the market. On December 21, 2017, the Company announced that it was expanding its attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. The Company changed its name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.” and reserved the web domain www.longblockchain.com. The Company also changed its trading symbol from “LTEA” to “LBCC” in connection with this name change. At such time, the Company announced that it would continue to operate the beverage business.

On February 20, 2018, in connection with the pivot of the Company’s operation toward Blockchain, Mr. Philip Thomas, the Company’s President and Chief Executive Officer (“CEO”) resigned and simultaneously, the Company’s board of directors appointed Mr. Shamyl Malik, who was appointed to the Company’s Board of Directors during December 2017, as CEO. The Company announced that it would seek to spin out the beverage business to the Company’s shareholders (“Beverage Spin Out”). On February 12, 2018, in connection with the Beverage Spin Out, the Company formed Long Island Iced Tea Corp., a Delaware corporation. Further, the board of directors appointed three members of its board to provide oversight of the beverage operations (“Beverage Committee”). From this date until the consummation of the Beverage Spin Out, Mr. Thomas, under the direction of the Beverage Committee, shall provide day to day operational control and management of the beverage business.

The Blockchain Business

On December 21, 2017, the Company announced that it was expanding its attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology.

The Company’s management has been pursuing and evaluating investments, ventures, alliances and other strategic relationships in the blockchain space. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited, an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions. The Company is conducting further diligence and is targeting to consummate the acquisition within the third quarter of 2018. During January 2018, the Company had entered into an agreement to purchase equipment for a crypto currency mining operation, however, the Company was not able to raise the capital to consummate this transaction. On March 19, 2018 and March 22, 2018 the company closed on the purchase of non-controlling interest of Stater Blockchain Limited and TSLC PTE Ltd., respectively (See Note 16).

The Beverage Business

The Company’s beverage business is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. The beverage business is currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. The mission of the beverage business is to provide consumers with premium beverages offered at an affordable price.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

The Beverage Business, continued

Through its beverage business, the Company aspires to provide iced tea beverages that are convenient and appealing to consumers. There are two major target markets for Long Island Iced Tea: “consumers on the go” and “health conscious consumers.” “Consumers on the go” are families, employees, students and other consumers who lead a busy lifestyle. With increasingly hectic and demanding schedules, there is a need for products that are accessible and readily available. “Health conscious consumers” are individuals who are becoming more interested and better educated on what is included in their diets, causing them to shift away from the less healthy options, such as carbonated soft drinks, towards alternative beverages such as iced tea.

Through its beverage business, the Company produces a 100% brewed iced tea, using black tea leaves, purified water and natural cane sugar or sucralose. Flavors change from time to time, and have included lemon, peach, raspberry, guava, mango, diet lemon, diet peach, sweet tea, green tea and honey, half tea and half lemonade. The Company also offers lower calorie iced tea in flavor options that include mango, raspberry and peach. The Company also sells its iced tea in gallon bottles with flavor options including lemon, peach, green tea and honey, half and half lemonade, sweet tea, mango and unsweetened.

During April 2017, the Company through its beverage business expanded its brand to include lemonade. Lemonade is offered in nine flavors including traditional, lime, pink lemonade, kiwi & strawberry, cherry, peach, watermelon, wild berries and strawberry and is offered at retail in 18oz. bottles.

The Company also distributes an aloe vera derived juice beverage (“ALO Juice”) in 500ml and 1.5 liter bottles. ALO Juice is offered in six flavors including original, pomegranate, mango, raspberry, pineapple and coconut. See below regarding the ALO Juice business. In addition, in order to service certain vending contracts, the Company sells snacks and other beverage products on a limited basis.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with additional distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of December 31, 2017, the Company’s products are available in approximately 21 states, the Caribbean and in Canada.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

The ALO Juice Business

Asset Purchase Agreement

On December 8, 2016, the Company entered into an asset purchase agreement with The Wilnah International, LLC (“Wilnah”). Julio X. Ponce (“Mr. Ponce”) is the majority interest member of Wilnah and also the former owner of Seba Distribution LLC (“Seba”), a former distributor of ALO Juice. Pursuant to the agreement, the Company intended to acquire the intellectual property (“IP”) (trade names, formulas, recipes) for ALO Juice. During September 2017, the Company determined that it would license, rather than purchase the ALO Juice IP. Accordingly, on September 18, 2017, the Company terminated the asset purchase agreement with Wilnah.

Licensing Agreement – ALO Juice

On September 18, 2017, the Company entered into an exclusive perpetual licensing agreement (“Licensing Agreement”) with Wilnah granting the Company the worldwide rights to produce, distribute and sell the ALO Juice brand. As compensation to Wilnah for these rights, the Company paid an initial fee of $150,000, which was applied against certain accounts receivable amounts due from Seba upon the closing and has agreed to pay to Wilnah a 7.0% royalty on the Company’s gross sales of ALO Juice sales delivered to the Company’s customers after the closing of this agreement (See Note 2 for a disclosure of impairment of this intangible asset).

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Liquidity and Going Concern

From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors. The Company will require additional capital to fund the operating losses of the existing beverage business, as well as to fund the development of the blockchain business.

As of December 31, 2017, the Company had cash of $370,947. As of December 31, 2017, the Company had a working capital deficit of $712,310. The Company incurred a net loss of $15,215,659 for the year ended December 31, 2017. As of December 31, 2017, the Company’s stockholders’ deficit was $292,982.

On July 28 and 29, 2016, the Company sold 1,270,156 shares of the Company’s common stock in the July 2016 Offering. The sale of the shares generated gross proceeds of $6,985,858 and net proceeds of $5,867,217 after deducting commissions and other offering expenses. On August 4, 2016, the July 2016 Offering was terminated. No further sales of shares were made in the July 2016 Offering.

On December 27, 2016, the Company consummated the December 2016 Offering of 406,550 shares of its common stock, through Network 1 and Dawson James Securities, Inc., as underwriters, pursuant to the terms of the underwriting agreement, dated December 21, 2016, with Network 1, as representative of the underwriters. The Shares were sold for a price to the public of $4.00 per share. The offering generated total net proceeds, after underwriting discounts and payment of other offering expenses, of $1,423,141.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

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

On October 4, 2017, the Company sold 607,500 shares of the Company’s common stock in a public offering at a price of $2.05 per share. The Company received gross proceeds of $1,245,375 and net proceeds of $1,235,088 after deducting other offering expenses. Each investor in the offering also received a warrant to purchase 50% of the number of shares for which such investor subscribed in the offering (or a total aggregate number of shares underlying such warrants equal to 303,750 shares). The warrants have an exercise price of $2.40 per share, subject to adjustment, and expire one year from the closing of the offering.

Pursuant to a bridge financing agreement (“Radium Agreement”) dated November 27, 2017, the Company received cash of $750,000, less $7,500 of fees and expenses (See Note 6).

Pursuant to a Loan and Option Agreement (the “Cavendish Loan Agreement”) dated December 20, 2017, the Company has a borrowing facility of up to $4,000,000, subject to approval by the lender. During December 2017, the Company drew $750,000 under this arrangement, and during January 2018, the Company drew $1,250,000 under this arrangement (See Note 6).

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

The Company will require additional capital to fund the operating losses of the existing business, as well as to fund the development of the blockchain business. There are no assurances that the Company will be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its current operations, as well as defer, delay and/or curtail its effort to develop the blockchain business. These steps may include reductions in personnel or other operating cost reductions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2017 and 2016 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial information.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Marketing Programs, including Sign On and Sales Incentives

The Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the years ended December 31, 2017 and 2016, these allowances resulted in reductions in net sales of $960,298 and $310,089, respectively. Included in these amounts for the years ended December 31, 2017 and 2016 are costs of $271,713 and $0, respectively, representing the non-cash costs of a sign-on incentive, presented net of mark-to-market adjustments for unvested awards related to warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”) (See Notes 9 and 11).

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the consolidated statements of operations and comprehensive loss and totaled $815,266 and $420,389, for the years ended December 31, 2017 and 2016, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the consolidated statements of operations and comprehensive loss and totaled $687,245 and $151,438 for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the consolidated statements of operations and comprehensive loss and totaled $359,554 and $192,857 for the years ended December 31, 2017 and 2016, respectively.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

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

The Company may hold investments in marketable securities, consisting of U.S. government securities and mutual funds. The Company’s available-for-sale securities were carried at estimated fair value with any unrealized gains and losses, net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity, when applicable. During the years ended December 31, 2017 and 2016, respectively, the unrealized gain/(loss) was $30,246 and $(30,246), respectively. Realized losses are charged against interest and other income/(expense), net, when a decline in fair value is determined to be other-than-temporary. The Company has not recorded any such impairment charge in the periods presented. The Company determines realized gains or losses on sale of marketable securities on a specific identification method, and records such gains or losses as interest and other income/(expense), net.

The following table sets forth the available-for-sale securities, which were fully liquidated during the year ended December 31, 2017.

	As of
	December 31, 2017	December 31, 2016
U.S. government securities	$-	$195,374
Fixed income mutual funds	-	2,194,147
	$-	$2,389,521

	As of December 31, 2016
	Amortized	Unrealized
	Cost	Losses	Fair Value
U. S. government securities	$195,570	$(196)	$195,374
Fixed income mutual funds	2,224,197	(30,050)	2,194,147
Total	$2,419,767	$(30,246)	$2,389,521

The following table classifies the US government securities by maturity:

	As of
	December 31, 2017	December 31, 2016
Within one year	$-	$94,967
Within one to five years	-	100,407
	$-	$195,374

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash

As of December 31, 2016, the Company had cash balances of $103,603 that were pledged against the Company’s UBS Credit Line.

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

Accounts receivable, net, is as follows:

	As of
	December 31, 2017	December 31, 2016
Accounts receivable, gross	$1,286,786	$1,859,474
Allowance for doubtful accounts	(611,353)	(232,416)
Accounts receivable, net	$675,433	$1,627,058

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with one bank. The Company is exposed to credit risk with regard to two customers who accounted for 18% and 10%, or 28% in the aggregate, as of December 31, 2017, and one customer who accounted for 46% of the Company’s trade receivables as of December 31, 2016. The Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea, lemonade and ALO Juice. As of December 31, 2017 and 2016, included in inventory was finished goods inventory with a cost, net of inventory reserve, of approximately $201,000 and $320,000, respectively, which has been delivered to one or more of the Company’s distributors and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 2017 and 2016, the Company recorded inventory reserves, of $200,775 and $45,078, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	December 31, 2017	December 31, 2016
Finished goods	$934,087	$905,642
Raw materials and supplies	664,528	282,299
Total inventories	$1,598,615	$1,187,941

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

As of December 31, 2017 and 2016, the Company tested the domain name utilizing the qualitative method. Based on this analysis, it was determined that there were no indicators of impairment as of December 31, 2017 and 2016.

During September 2017, the Company recorded an indefinite lived intangible asset representing for the value of the ALO Juice intellectual property. However, at December 31, 2017, the Company tested the fair value of the ALO intangible asset and determined that it was fully impaired as of such date, because the Company has de-emphasized the sale of its ALO business in order to better manage its liquidity. During the year ended December 31, 2017, the Company recorded a charge of $150,000 as an impairment of this intangible asset.

Intangible assets with finite useful lives are amortized over their expected useful life. Intangible assets with useful lives are tested for impairment when circumstances indicate that there could be an impairment. Intangible assets with finite useful lives include website development costs with a net book value of $0 and $2,500 as of December 31, 2017 and 2016, respectively. The estimated useful life of the capitalized costs of the Company’s website was 3 years and was depreciated on a straight line basis. As of December 31, 2017, the cost of the website development was $15,000 and the accumulated amortization was $15,000. As of December 31, 2016, the cost of the website development was $15,000 and the accumulated amortization was $12,500. For the years ended December 31, 2017 and 2016, amortization expense was $2,500 and $4,994, respectively.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes, continued

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the 2017 and 2016 tax years. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest for years ended December 31, 2017 and December 31, 2016. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that potentially will affect the Company’s fiscal year ending December 31, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act are difficult to assess, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts (See Note 10).

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of the Company over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method.

The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

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

In accordance with ASC 505-50, the Company recorded adjustments at the end of each reporting period to reflect the mark-to-market adjustment of the fair value of unvested awards granted to consultants. In connection with the mark-to-market adjustments at December 31, 2017, the Company utilized the closing price of the Company’s common stock, as quoted on the NASDAQ Stock Market LLC (“Nasdaq”), as an input to the Black Scholes option-pricing model for the fair value of its common stock.

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

	As of December 31,
	2017	2016
Options to purchase common stock	550,534	425,411
Warrants to purchase common stock	1,534,320	470,570
Total potentially dilutive securities	2,084,854	895,981

Fair Value of Financial Instruments

The carrying amounts of cash, short term investments, accounts receivable, automobile and equipment loans approximate fair value due to the short-term nature of these instruments. In addition, for notes payable, the Company believes that interest rates approximate prevailing rates.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

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

The carrying value of financial instruments in the Company’s consolidated financial statements are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at December 31, 2017	$-	$-	$-

Short-term investments at December 31, 2016	$2,389,521	$-	$-

Recent Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and is to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company expects that the adoption of the ASU will not have a material impact upon the Company consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards, continued

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. In addition, the new guidance will require enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company anticipates that its current methods of recognizing revenues will not be significantly impacted by the new guidance.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards, continued

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company believes that the adoption of the ASU may have an impact on the Company as it pursues its strategy to develop the blockchain business.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all of the following are met: The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award of an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company expects that the adoption of the ASU will not have a material impact upon the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Note 1 –Business Organization, Liquidity, and Going Concern, Note 11 – Commitments and Contingencies and Note 14 – Subsequent Events, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	As of December 31,
	2017	2016
Displays - racks	$220,077	$201,849
Trucks and automobiles	119,774	113,763
Vending machines	166,271	166,271
Cold drink store fixtures and equipment	106,336	81,951
Furniture and equipment	29,788	18,993
	642,246	582,827
Less – accumulated depreciation	(505,175)	(364,791)
Total, net	$137,071	$218,036

For the years ended December 31, 2017 and 2016, depreciation expense was $140,384 and $157,507, respectively. The Company’s property and equipment does not relate to the production of inventory as the Company produces its inventory at third party locations. As a result, depreciation expense was included in general and administrative expenses during the years ended December 31, 2017 and 2016.

NOTE 4 – AUTOMOBILE LOANS

The Company has incurred auto loans to finance its vehicles. Loans are typically financed over 60-72 months and have interest rates ranging from 3.64% to 4.99% per annum.

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s former Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products (See Note 13). The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of December 31, 2017 and December 31, 2016, the outstanding balance on the equipment loan was $36,495 and $76,474, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES

UBS

On October 27, 2016, the Company entered into a credit line with UBS (The “UBS Credit Line”). The UBS Credit Line had a borrowing capacity determined by the level of the collateral pledged and bore interest at a floating rate, depending on the time requested for the borrowing. As of July 21, 2017, the credit line was closed. As of December 31, 2017 and December 31, 2016, the outstanding balance on the line of credit was $0 and $1,280,275, respectively.

Radium2 Capital Inc.

On November 27, 2017, the Company completed the Radium Agreement with Radium2 Capital Inc. (“Radium”). Pursuant to the Radium Agreement, the Company received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of the Company’s gross sales, until the Company has repaid a total of $986,250. The Agreement further provides for a discount on the repayment amount, provided such prepay obligation of $838,313 is paid within 126 business days from the date of funding. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, amortized using the interest method over the expected term of the arrangement. As of December 31, 2017, the balance of the obligation, net of the discount was $688,038, and was presented as note payable, current, within the consolidated financial statements. Since the repayment terms are based upon the Company’s actual future sales, which are not fixed, the Company classified the obligation as a current liability. During the year ended December 31, 2017, accreted discount amortization was $47,437, and was reflected as interest expense within the consolidated statements of operations and comprehensive loss.

Court Cavendish Ltd.

On December 20, 2017, the Company entered into the Cavendish Loan Agreement with Court Cavendish Ltd (“Cavendish”). The Cavendish Loan Agreement provides for the availability of an initial $2,000,000 (“Initial Facility Amount”). Cavendish also agreed to allow for two extensions of $1,000,000 each (“Extended Facility Amount”, and together with the Initial Facility Amount, the “Facilities”), as long as the Company continued moving towards specific ventures related to the blockchain technology, to increase the Facilities to $4,000,000 subject to Cavendish’s approval. Interest on the Facilities shall accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance commencing on the date of the first drawdown and shall be due and payable, without demand or notice, at the Company’s election quarterly in cash or in shares of the Company valued at the lower of $3.00 or the closing price per share on the preceding date the interest payment is due. All principal and accrued interest under the Facilities is due and payable on December 21, 2018. On such date, at Cavendish’s election, the Company shall repay the outstanding amount together with accrued interest either in cash or in shares of the Company at the lower of $3.00 or the closing price per share on such date, but not lower than $2.00 per share. In connection with the Cavendish Loan Agreement, a facility fee of 5% (“Original Issue Discount” or “OID”) of each of the Initial Facility Amount and the Extended Facility Amount is payable on the date of the first drawdown under each such facility and payable in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the initial $750,000 funding under the Cavendish Loan Agreement.

In connection with the Initial Facility Amount, the Company issued to Cavendish a warrant to purchase 100,000 shares of the Company’s common stock with a three year life and an exercise price of $3.00 per share. This warrant had a gross fair value of $165,645, using the Black-Scholes option pricing model. Upon the first draw under the Extended Facility Amount, the Company shall issue a warrant to purchase an additional 50,000 shares of the Company’s common stock, with the same terms, for each of the $1,000,000 extensions that are made available under the Extended Facility Amount.

The $100,000 fee and the warrant to issue 100,000 shares of the Company’s common stock were considered costs of the Initial Facility Amount.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES (CONTINUED)

Court Cavendish Ltd., continued

For the Initial Facility Amount, the $100,000 fee was charged in full as a cost of the facility and the warrant was charged on a relative fair value basis, or in the amount of $152,363. These costs were initially charged to deferred financing costs, since these costs were associated with the Initial Facility Amount and not to a single funding. Thereafter, these deferred costs shall be charged on a pro rata basis as a direct offset against the fundings as they occur, and such costs would be amortized using the interest method over the term of each funding loan.

On December 21, 2017, the Company requested a funding of $750,000 under the Initial Financing Facility, which was received by the Company on December 22, 2017. OID costs of $37,500 and warrant costs of $57,136, were from deferred financing costs were directly offset against this funding.

The Company then evaluated the funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, the Company determined that after the effect of the OID and the warrant, that the effective conversion price was $2.13 per share. With a market price of the Company’s common stock on December 20, 2017, of $2.44, the Company determined that there was a beneficial conversion with a value of $94,636. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

On December 26, 2017, Cavendish converted the principal of $750,000 and accrued interest and thereupon was issued 250,233 shares, based upon an exercise price of $3.00 per share. Accordingly, in recording the conversion, the Company recognized $189,272 in interest expense for the unamortized debt discount and then the principal value of the note of $750,000 was credited to additional paid in capital and common stock.

The Company received an additional drawdown of $750,000 of the Initial Facility Amount on January 15, 2018. The Company received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018. Since the Company is no longer listed on NASDAQ (See Note 11), the remaining amount under the Extended Facility Amount will not be available to the Company unless Cavendish were to waive this requirement.

NOTE 7 – LINE OF CREDIT – RELATED PARTIES

Brentwood LIIT Corp.

On November 23, 2015, LIIT and LIBB entered into a Credit and Security Agreement (the “Credit Agreement”), by and among LIBB, as the borrower, LIIT and LIIT (NZ) Ltd. (the “Lender”). The Lender is controlled by a related party, Eric Watson, who beneficially owned approximately 14.5% of the Company as of December 31, 2017. The Credit Agreement, which expires November 23, 2018, provided for a revolving credit facility in an amount of up to $3,500,000 (“Facility Amount”), subject to approval by the lender. The available amount may be increased, in increments of $500,000, up to the Facility Amount, and LIBB may obtain further advances, subject to the approval of the Lender. In December 2017, the Company determined that it was probable that further advances would not be available from the Lender under this Credit Agreement. Accordingly, the Company charged to interest expense a total of $396,214 in deferred financing costs. As of December 31, 2017 and 2016, the Company had an outstanding balance of $0 and $0, respectively, under the Credit Agreement.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY

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

The Placement Agent for the Second Offering was paid a commission equal to 10% of the aggregate purchase price from the Units sold to investors introduced to the Company by the Placement Agent. The Company also paid the Placement Agent a non-accountable expense allowance equal to 3% of the aggregate purchase price from the Units sold to (i) investors introduced to the Company by the Placement Agent and (ii) investors not introduced to the Company by the Placement Agent who purchase less than $500,000 of Units in the aggregate (together, the “Covered Investors”). From March 1, 2016 through March 14, 2016, the Placement Agent was only entitled to a 3% non-accountable allowance for investors introduced to our Company by the Placement Agent. In addition, the Placement Agent received warrants to purchase a number of shares of common stock equal to 10% of the total shares of common stock included in the Units sold in the Second Offering to the Covered Investors, with an exercise price of $4.50 per share.

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

On March 29, 2016 and March 31, 2016, the Company entered into subscription agreements for the sale of 58,750 units for gross proceeds of $235,000 at $4.00 per unit, including 2,500 units sold to family members of Philip Thomas, former CEO and a member of the Board of Directors and 2,500 to a relative of Thomas Panza, a greater than 10% owner of the Company (the “March Sales”). Each unit consists of one share of common stock and a warrant to purchase one share of common stock. Such subscriptions were closed and funded during April 2016.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

2016 Issuances, continued

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

On March 31, 2016, the Company issued 3,400 shares of common stock to customers of the Company. As a result, year ended December 31, 2016, the Company recorded $13,600 as a reduction to net sales in the accompanying consolidated statements of operations and comprehensive loss.

On March 31, 2016, the Company issued 1,200 shares of common stock to suppliers of the Company. As a result, for the year ended December 31, 2016, the Company recorded $4,800 in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss.

On March 31, 2016, the Company issued 2,000 shares of common stock to brokers of the Company. As a result, for the year ended December 31, 2016, the Company recorded $8,000 in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

On March 31, 2016, the Company issued 6,700 shares of common stock to consultants of the Company. As a result, for year ended December 31, 2016, the Company recorded $0 and $26,800, respectively, in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

On March 31, 2016, the Company issued 5,000 shares of common stock to a consultant pursuant to a consulting services agreement. The terms of the agreement require the consultant to perform services for the Company through February 23, 2017. For the year ended December 31, 2016, the Company recorded $16,364 of market research expense (reflected in selling and marketing expenses in the Consolidated Statement of Operations and Comprehensive Loss) and as a result, $3,636 was included in prepaid expenses in the accompanying balance sheet as of December 31, 2016.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

2016 Issuances, continued

On March 31, 2016, the Company issued 7,500 shares of common stock to an employee of the Company. During the year ended December 31, 2016, $30,000 was included in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss related to this issuance.

On April 6, 2016, $56,250 of proceeds was received from a shareholder who had purchased shares in September 2015 representing the disgorgement of a short swing profit on the shareholder’s September 2015 sale of the Company’s stock.

On July 29, 2016, the Company issued 10,000 shares of common stock to its Chief Financial Officer pursuant to his employment agreement. During the year ended December 31, 2016, $40,000 was included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss related to this issuance.

On July 29, 2016, the Company issued 5,000 shares of common stock to a consultant in exchange for services. During the year ended December 31, 2016, $20,000 was included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss related to this issuance.

On July 29, 2016, the Company issued 1,667 shares of common stock to a consultant pursuant to a consulting services agreement. During the year ended December 31, 2016, $9,169 was included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss related to this issuance.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

2017 Issuances, continued

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

On November 28, 2017, the Company issued 21,015 and 22,004 shares of the Company’s common stock to Richard Allen and Virginia Morris, per their respective severance agreements (See Note 11). The fair value of these shares was $97,375.

On November 28, 2017, the Company issued 66,092 shares of the Company’s common stock to consultants of the Company in consideration for services provided. The fair value of these shares was $155,403.

On November 28, 2017, the Company issued 21,084 shares of the Company’s common stock to directors of the Company in consideration of services provided. The fair value of these shares was $52,500.

On November 28, 2017, the Company issued 48,000 shares of the Company’s common stock to Julian Davidson in lieu of a cash bonus (See Note 11). The fair value of these shares was $135,768.

NOTE 9 – STOCK-BASED COMPENSATION

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

On April 14, 2017, the Company’s board of directors adopted the 2017 Long-Term Incentive Equity Plan (“2017 Stock Option Plan”), which was approved by the Company’s stockholders on August 9, 2017. The 2017 Stock Option Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company. The total number of shares authorized under the 2017 Stock Option Plan is 850,000.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (CONTINUED)

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

On January 30, 2017, pursuant to his consulting agreement, Mr. Davidson, the Company’s Former Executive Chairman, was granted an option to purchase 71,686 shares of the Company’s common stock. The option expires four and a half years from the date of grant, has an exercise price of $4.09, and vests in three equal installments on January 30, 2017, July 28, 2017, and July 28, 2018. The option has a fair value of $131,240.

On March 10, 2017, in connection with his amended and restated employment agreement, Mr. Thomas was granted an option to purchase 75,000 shares of the Company’s common stock, under the 2015 Stock Option Plan. The option expires five years from the date of grant and has an exercise price of $4.50 per share. The option will vest in three annual installments beginning on the date of grant. The option has a fair value of $128,062.

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

On December 24, 2017, a former director exercised an option to purchase 23,333 shares of the Company’s common stock on a cashless basis. To exercise on a cashless basis, the former director forfeited 17,471 previously owned shares, resulting in net shares issued of 5,862.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options, continued

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

For the Year Ended December 31, 2017
Stock price	$3.73 - $5.10
Exercise price	$3.76 - $5.00
Dividend yield	0%
Expected volatility	57% - 75%
Risk-Free interest rate, per annum	1.05% – 1.57%
Expected life (in years)	0.85 - 3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	425,411	$4.93	$3.85

Granted	808,200	4.55	1.63
Exercised	(23,333)	4.50	1.86
Expired, forfeited or cancelled	(659,744)	4.97	2.15

Outstanding at December 31, 2017	550,534	$4.34	$2.72	2.5	$417,407
Exercisable at December 31, 2017	408,651	$4.25	$3.09	1.9	$348,699

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options, continued

As of December 31, 2017, there was a total of $162,505 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2019 with a weighted average remaining life of 0.49 years.

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

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”) (see Note 11), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the year ended December 31, 2017, the Company recognized expense of $18,975 related to this warrant.

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

On April 24, 2017, in connection with the same distribution agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products, 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products, and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the year ended December 31, 2017, the Company recorded expense $252,738 related to this warrant.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCK-BASED COMPENSATION (CONTINUED)

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

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2017	470,570	$5.95	-
Issued	1,063,750	$3.58	-
Expired	-	$-	-
Outstanding December 31, 2017	1,534,320	$4.19	2.0
Exercisable at December 31, 2017	1,194,320	$4.41	1.4

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Stock options	$1,062,266	$905,672
Warrants	194,565	-
Common Stock	217,568	270,000
Total	$1,474,399	$1,175,672

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Years Ended December 31,
	2017	2016
General and administrative expenses	$930,844	$963,218
Sales and marketing expenses	543,555	212,454
Total	$1,474,399	$1,175,672

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$2,451,031	$3,093,358
Allowance for uncollectible accounts	164,013	90,177
Stock-based compensation	376,226	405,616
Accounts payable	169,717	53,170
Other accruals	111,247	293,601
Compensation costs	-	11,058
Valuation allowance	(3,278,188)	(3,955,042)
Charitable Contributions	5,954	8,062
Net deferred tax asset	$-	-

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from operations before provision for income taxes is as follows:

	For the year ended December 31,
	2017	2016
Statutory federal tax rate	(34.0)%	(34.0)%
State, taxes, net of federal benefit	(4.8)%	(4.8)%
Permanent differences:
Financing costs- warrant amortization	1.9%	3.4%
Stock options	2.2%	-%
Other	0.3%	1.1%
Loss on inducement	-%	5.9%
Valuation allowance	34.4%	28.4%
Effective tax rate	-%	-%

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers (“NOLs”) when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points.

On March 28, 2017, the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) had increased on a cumulative basis by more than 50 percentage points, triggering a limitation under Section 382. Provided that certain requirements for business continuity are met, upon a change of ownership under Section 382, the cumulative net operating losses would be subject to an annual limitation based upon the fair value of the Company multiplied by the long-term tax exempt bond rate. The Company determined that this annual limitation was de minimis. Accordingly, the Company’s NOLs in the aggregate gross amount of $11,427,095 were not eligible to be carried forward past the date of the Section 382. This resulted in an impairment of the NOL carryover amount.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

Based on a history of cumulative losses at the Company and the results of operations for the years ended December 31, 2017 and 2016, the Company determined that it is more likely than not that it will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets was required. The Company recognized a deferred tax expense of $1,467,847 to reflect the reduced U.S. tax rate of the Tax Act and a corresponding deferred tax benefit to reflect the reduction of the valuation allowance. As of December 31, 2017, the Company has recorded a valuation allowance of $3,278,188.

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $9,145,639 and $9,145,639, respectively.

The Company remains subject to examination by tax authorities for tax years 2014 through 2016. The Company files income tax returns in the U.S. federal jurisdiction and approximately 11 states.

As of December 31, 2017, management does not believe the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Revolution

On August 1, 2014, an action was filed by LIBB in the Supreme Court in the State of New York entitled Long Island Brand Beverages LLC v. Revolution Marketing, LLC (“Revolution”) and Ascent Talent, Model Promotion Ltd. LIBB is seeking damages of $10,000,000 for several claims including breach of contract and fraud occurring during 2014. Revolution has filed a counterclaim for breach of contract and related causes of action, claiming damages in the sum of $310,880, and seeking punitive damages of $5,000,000. Ascent has filed a pre-answer motion to dismiss LIBB’s complaint. LIBB filed papers in opposition and the motion was submitted by March 9, 2015. In addition, Revolution has filed a motion to amend its answer to include cross-claims against Ascent which were not asserted in its original answer of record. On February 5, 2016, the Court rendered a decision. The motion to dismiss was denied with the exception of two claims which the Court dismissed. In the same decision, the Court granted a separate motion filed by Revolution to amend its answer to include cross-claims against Ascent. On June 23, 2017, both defendants filed motions to dismiss based upon delays in producing documents, which were fully submitted. On August 7, 2017, oral arguments were held. Thereafter, the court denied the motions to dismiss and each of the parties has completed their discovery. On October 6, 2017, the Company filed a Note of Issue and Certificate of Readiness. The case was been certified by the court as ready for trial. On November 15, 2017, the Company, Ascent and Revolution entered into a mutual release and settlement agreement in which all claims and counterclaims were dismissed, with no party having to make any payment to any other party.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings, continued

Julian Davidson

On February 20, 2018, Mr. Davidson, informed the Company that he was seeking compensation as part of his December 2017 separation from the Company. The Company does not believe that any outstanding compensation is due to Mr. Davidson and has informed him accordingly.

On March 12, 2018, an action was filed by Mr. Davidson in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson is seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from the Company on December 31, 2017. Mr. Davidson is also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims was agreed to by the Company. The Company’s management and legal counsel believe it is too early to determine the probable outcome of this matter.

NASDAQ Notices

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

On February 15, 2018, Long Blockchain Corp. received a notice from the Listing Qualifications Department of NASDAQ stating that NASDAQ had determined to delist the Company’s securities under the discretionary authority granted to NASDAQ pursuant to NASDAQ Rule 5101. The notification letter stated that NASDAQ believed that the Company made a series of public statements designed to mislead investors and to take advantage of public interest in bitcoin and blockchain technology, thereby raising concerns about the Company’s suitability for exchange listing. The notification letter also stated that NASDAQ was revoking its prior notification to the Company that it had regained compliance with the market value of listed securities requirement of Rule 5550(b)(2) (the “MVLS Rule”).

We appealed the foregoing delisting to a NASDAQ Hearings Panel, which appeal hearing was held on March 22, 2018. On April 10, 2018, the Company was notified that the NASDAQ Hearings Panel determined to affirm the delisting of our shares from NASDAQ, and suspended trading effective at the open of business on April 12, 2018. The Company intends to apply for its common stock to be quoted on the OTCQB Market. Effective April 12, 2018, the Company’s common stock will be eligible for trading and quotation on the Pink Current Information tier by the OTC Markets Group Inc. (the “OTC”). The Company’s trading symbol will remain LBCC.

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company and who manage certain customer accounts for the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of collected sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $47,802 and $81,254 for the years ended December 31, 2017 and 2016, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements

On March 10, 2017, the Company entered into an amended and restated employment agreement with Mr. Thomas, the former CEO. The amended employment agreement had a term that ran until December 31, 2019. Mr. Thomas would receive a base annual salary of $250,000, and was paid $83,000 upon the signing of the agreement, and would have been eligible for paid incentive bonuses from the Company. Pursuant to the agreement, Mr. Thomas was also granted an option to purchase 75,000 shares of the Company’s common stock (See Note 9). On February 20, 2018, Mr. Thomas terminated his employment agreement with the Company (See Note 14).

On April 18, 2017, the Company entered into an employment agreement with Virginia Morris to serve as the Company’s Chief Sales & Marketing Officer. Pursuant to the employment agreement, Ms. Morris was awarded an option to purchase 27,500 shares of the Company’s common stock under the 2015 Stock Option Plan, and an additional option to purchase 42,500 shares of the Company’s common stock under the 2017 Stock Option Plan. The options have an exercise price of $4.50 and would have vested annually in three equal installments beginning on the date of grant. Ms. Morris was also awarded 25,000 shares of the Company’s common stock prior to the execution of her employment agreement for services provided to the Company (See Note 9).

On September 1, 2017, the Company terminated the employment agreement with Ms. Morris. Pursuant to the employment agreement, Ms. Morris was entitled to receive severance of two months of her base salary. In satisfaction of the severance obligation, Ms. Morris was issued 22,004 shares of the Company’s common stock. In connection with her termination, Ms. Morris’s option to purchase 70,000 shares of the Company’s common stock became fully vested. This option will be forfeited if not exercised by September 1, 2018.

Separation Agreement

On July 11, 2017, the Company entered into a separation agreement with Richard Allen, the Company’s former Chief Financial Officer. Pursuant to the separation agreement, Mr. Allen continued as the Company’s Chief Financial Officer until August 15, 2017. Pursuant to the separation agreement, the Company paid to Mr. Allen on August 8, 2017, $30,834 in cash and on November 28, 2017, issued to Mr. Allen 21,015 shares of the Company’s common stock. In addition, 50% of Mr. Allen’s unvested stock options vested immediately and together with previously vested options will be exercisable until May 15, 2018. The separation agreement contains provisions for protection of the Company’s confidential information and certain non-competition restrictions.

Consulting Agreements

Julian Davidson

On June 6, 2016, the Company entered into an amendment to the consulting agreement with Julian Davidson which provided for him to serve as the Company’s Executive Chairman. Pursuant to the consulting agreement, as in effect prior to its amendment and restatement as described below, the Company (a) paid to Mr. Davidson $10,000 per month, and (b) granted to Mr. Davidson 1,667 shares of common stock per month (an aggregate of 4,302 shares). The consulting agreement, as amended, contained provisions for protection of the Company’s intellectual property and confidentiality and non-competition restrictions for Mr. Davidson (generally imposing restrictions during the term of the consulting agreement, on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements, continued

Julian Davidson, continued

On August 18, 2016, the Company entered into a second amendment to the consulting agreement with Julian Davidson. Pursuant to the amendment, upon the Company completing an equity raise with gross proceeds of at least $6,900,000, the monthly cash fee to Mr. Davidson increases to $20,000 per month, the monthly stock grant to Mr. Davidson was eliminated and Mr. Davidson received a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock. Further, on August 18, 2016, the Company granted to Mr. Davidson an option to purchase 286,744 shares of common stock.

On October 5, 2016, the Company entered into an amended and restated consulting agreement with Julian Davidson (“Davidson Amendment”), effective as of September 29, 2016, which provided for him to continue to serve as the Company’s Executive Chairman.

On October 2, 2017, the Company agreed to pay Mr. Davidson, in lieu of a cash bonus of $165,000 due to him under his existing compensation arrangements (i) a one-time stock bonus of 48,000 shares of the Company’s common stock, valued at $135,768, which were issued in November 2017 and (ii) a deferred cash payment of $65,000 of which $30,000 was paid in December 2017 and $35,000 was included in accreted expense at December 31, 2017. The shares of the Company’s common stock were granted under the Company’s 2017 Long-Term Incentive Equity Plan.

On December 19, 2017, Mr. Davidson resigned from the Board of Directors and all other positions within the Company, effective December 31, 2017. Upon Mr. Davidson’s resignation, all outstanding stock options were forfeited.

Investor Relations

On March 1, 2017, the Company entered into a consulting agreement with an investor relations and communications firm, which commenced on March 1, 2017, and was terminated on November 22, 2017. Pursuant to the agreement, during the year ended December 31, 2017, this firm was paid $1,080,000 in cash and was issued 20,000 shares of the Company’s common stock, valued at $78,200. As of December 31, 2017, the Company had $183,300, for the issuance of 40,000 shares of the Company’s common stock, in accrued expenses within the consolidated balance sheets due to this firm.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

On June 6, 2014, the Company entered into a lease agreement for its former principal office and warehouse space in Hicksville, NY. The lease commenced on July 1, 2014 and expired on August 31, 2017.

On July 14, 2017, the Company entered into a lease agreement for its principal office and warehouse space in Farmingdale, NY. The lease commenced on August 15, 2017 and extends through September 30, 2022. The Company has the option to extend the lease for an additional three years. Pursuant to the lease agreement, the first months rent is $8,250 per month, with rent for the first month at no cost. The Company is obligated for taxes and an annual escalation of 3%. Rent expense is accounted to on a straight line basis based upon the total expected rent over the lease term.

Rent expense for the years ended December 31, 2017 and 2016 was $75,989 and $47,655, respectively.

Total future minimum payments required under the Farmingdale lease are as follows:

Year Ended December 31,
2018	$99,984
2019	102,983
2020	106,073
2021	109,255
2022	83,564
Total	$501,859

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the years ended December 31, 2017 and 2016 was $49,836 and $86,290, respectively.

NOTE 12 – MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2017 and 2016, two customers accounted for 25% and 14%, or 39% in the aggregate, and two customers accounted for 20%, and 11%, or 31% in the aggregate, of the Company’s net sales, respectively.

For the years ended December 31, 2017 and 2016, two vendors accounted for 34%, and 22%, or 56% in the aggregate, and four vendors accounted for 23%, 17%, 15%, and 13%, or 69% in the aggregate, of purchases, respectively.

NOTE 13 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, former CEO, stockholder, and member of the Board of Directors. Mr. Thomas is also an employee of this entity. For the years ended December 31, 2017 and 2016, sales to this related party were $879 and $3,451, respectively. As of December 31, 2017 and 2016, there was $879 and $0, respectively, due from this related party which was included in accounts receivable in the consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. For the years ended December 31, 2017 and 2016, the Company purchased $30,084 and $27,557, respectively, of product from this entity. As of December 31, 2017 and 2016, the outstanding balance due to this entity included in accounts payable was $16,469 and $10,043, respectively.

As of December 31, 2017 and 2016, the Company is indebted to Mr. Thomas in the amounts of $70,000 and $0, respectively, for an interest-free short-term loan to the Company. This loan is included in other current liabilities within the consolidated balance sheets.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTIES (CONTINUED)

On March 27, 2017, the Company issued an option to purchase 70,000 shares of the Company’s common stock to a party who was, until October 5, 2017, a member of the Board of Directors, in connection with administrative services provided to the Company beyond the Board of Director duties of this Director. As of December 31, 2017 and 2016 accounts payable and accrued expenses to a company wholly owned by this former director were $0 and $4,032, respectively.

For the years ended December 31, 2017 and 2016, the Company incurred expenses of $45,000 and $0, respectively, related to an entity whose majority shareholder is Eric Watson, who beneficially owned approximately 14.5% of the Company as of December 31, 2017. As of December 31, 2017 and 2016, accounts payable due to this entity were $34,410 and $0.

NOTE 14 – SUBSEQUENT EVENTS

Employment Agreement

Effective February 20, 2018, the Company appointed Shamyl Malik as Chief Executive Officer of the Company. Mr. Malik will remain a member of the Board of Directors. The Company and Mr. Malik entered into a one-year employment agreement, pursuant to which Mr. Malik will receive a base annual salary of $250,000, and for the first six months of his employment, his salary will be paid in shares of common stock of the Company. For the remaining six months, Mr. Malik’s salary will be payable in cash, shares of common stock or a combination thereof, at the sole option of Mr. Malik. Additionally, if Mr. Malik is still employed by the Company on January 1, 2019, he will be entitled to a guaranteed bonus of $250,000, half of which will be payable in shares of common stock and half in cash, or in any combination thereof approved by Mr. Malik.

Termination of Employment Agreement with Executive

On February 20, 2018, Phillip Thomas terminated his employment agreement with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities, and resigned as a director of the Company. According to Mr. Thomas’ employment agreement, he is entitled to be paid nine months of his base salary, all valid expense reimbursements and all accrued but unused vacation pay. Further, stock options granted to Mr. Thomas became fully vested and may be exercised up to one year from the termination date.

Issuance of Stock Options

On February 19, 2018, the Company’s board of directors approved the issuance of stock options to various employees to purchase 22,500 shares of the Company’s common stock. The options expire five years from the date of grant, have an exercise price of $3.23 per share, and vest one-third on date of grant and one-third in each of February 2019 and February 2020. These options have a grant date fair value of $51,156.

Issuance of Common Stock

On March 9, 2018, the Company issued 87,546 shares of common stock to members of the advisory board and board of directors of the Company.

On March 9, 2018, the Company issued 56,158 shares of common stock to employees and consultants of the Company.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Hashcove Merger

On March 15, 2018, the Company entered into a sale and purchase agreement (the “Hashcove Agreement”), as amended, on March 16, 2018, with the shareholders (collectively, the “Shareholders”) of Hashcove Limited (“Hashcove”).

Hashcove is an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions. Among its planned product offerings, Hashcove is developing tokenized platforms, crypto-exchanges and wallets, smart contracts for initial coin offerings (“ICO”), know-your-customer (“KYC”) and financial clearing technology on blockchain, and other related blockchain applications. Upon closing, which the Company expects will occur by the third quarter of 2018, Hashcove will become a wholly-owned subsidiary of the Company.

Pursuant to the Hashcove Agreement, the Company is purchasing (the “Hashcove Purchase”) the entire issued share capital of Hashcove from the Hashcove Shareholders. In exchange, the Company will issue 531,250 shares of common stock of the Company to the Hashcove Shareholders. Additionally, the Shareholders may earn up to an aggregate of 1,533,750 of additional shares of common stock of the Company (the ” Contingent Shares “) upon the achievement of the following milestones: (a) if (i) the Company’s net revenue (as defined in the Agreement) equals or exceeds $10,000,000 during any 12-calendar month period beginning six months after the closing (as defined below) and ending no later than 36 months after the closing; (ii) Hashcove’s net revenue equals or exceeds $5,000,000 during any 12-calendar month period beginning six months after the closing and ending no later than 36 months after the closing; or (iii) the closing sale price of the Company’s common stock equals or exceeds $8.00 for a minimum of 30 consecutive trading days during the 36 months following the closing, the Shareholders shall receive an aggregate of an additional 1,135,312 shares of common stock of the Company; and (b) if Hashcove completes the crypto exchange, ICO smart contract solution, “clearing on blockchain” and “KYC on blockchain” products in accordance with the Agreement during the 24 months following the closing, the Shareholders shall receive an aggregate of an additional 398,438 shares of common stock of the Company. The Contingent Shares will be placed in escrow at the Closing and will be released to the Shareholders upon achievement of the applicable milestones.

Upon the Closing, Kunal Nandwani, Hashcove’s Chief Executive Officer, will become an executive officer and director of the Company.

The Shareholders have agreed to certain restrictions on transfer of the shares they receive under the Agreement.

The Company has also agreed to file, as promptly as practicable in its reasonable discretion following the closing, a registration statement with the SEC registering the resale of the shares of common stock of the Company to be issued to the Shareholders pursuant to the Agreement and agreed to seek to have such registration statement declared effective by the SEC as promptly as practicable thereafter.

Stater Blockchain

On March 19, 2018, the Company entered into a contribution and exchange agreement (the “Stater Agreement”), with Stater Blockchain Limited (“SBL”), and simultaneously closed the transactions contemplated thereby.

SBL is a New Zealand-based technology company focused on developing and deploying globally scalable blockchain technology solutions in the financial markets. SBL is developing multiple blockchain and digital currency technology solutions, such as its “Smart Settlements” and “Smart KYC” platforms, for the global financial markets where significant disintermediation opportunities exist. SBL owns Stater Global Markets, a United Kingdom-based Financial Conduct Authority regulated prime-of-prime brokerage, which facilitates market access across multiple instruments including foreign exchange, exchange traded futures and contracts for difference.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Stater Blockchain, continued

Pursuant to the Stater Agreement, SBL issued to the Company 99 ordinary voting shares in SBL (“SBL Shares”) which, immediately following completion of the transaction contemplated by the Stater Agreement, constituted 9.9% of the total SBL Shares then issued and outstanding, in exchange for 1,135,435 shares of common stock of the Company, which constituted 9.9% of the total LBC Shares then issued and outstanding (the “Exchange”).

Upon closing, Shamyl Malik, the Company’s Chief Executive Officer, was appointed as a director of SBL and Ramy Soliman, SBL’s Chief Executive Officer, was appointed as a director of the Company.

Upon closing, the Company, SBL and the majority shareholder of SBL entered into a shareholders’ agreement (the “Stater Shareholders’ Agreement”), governing the management and ownership of SBL. The Stater Shareholders’ Agreement includes the Company’s right to appoint one director of SBL, so long as the Company holds at least 9.9% of the SBL Shares then on issue, certain restrictions on transfer and preemptive rights with respect to the issuance of new securities of SBL.

Upon closing, the Company, SBL and Long Island Iced Tea Corp. (” SpinCo “) entered into a voting agreement (the “Voting Agreement”), pursuant to which SBL agreed, if necessary, to vote its LBC Shares (i) in favor of the Company’s distributing the shares of common stock of SpinCo held by it (the “SpinCo Shares “) to the Company’s stockholders by way of a dividend (the “Spinoff”), and/or (ii) if requested by the Company against any agreement which would prevent the Spinoff. Additionally, until the earlier of (i) one year from the consummation of the Spinoff or (ii) the date on which SpinCo Shares become listed on a national securities exchange, in the event any vote of SpinCo’s stockholders is necessary to effectuate any corporate action, SBL agreed to vote the SpinCo Shares it directly or indirectly receives upon consummation of the Spinoff (i) in favor of any corporate action recommended by the then existing board of directors of SpinCo and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated. Pursuant to the Voting Agreement, SBL also agreed to appoint the Company or SpinCo as the Stockholder’s proxy to vote SBL’s LBC Shares or SpinCo Shares, as applicable, if so requested by the Company. The voting requirements set forth in the Voting Agreement shall expire if the Spinoff is not consummated by November 13, 2018 or if prior to such date, the Company’s board of directors unanimously decides not to proceed with the Spinout.

Agreement with CASHe

On March 22, 2018, the Company entered into and closed on a contribution and exchange agreement (the “CASHe Agreement”), with TSLC PTE Ltd. (“TSLC”).

TSLC is the parent company of CASHe, a leading provider of digital money and short-term financial products to young millennials across India. TSLC also owns all of the intellectual property developed by CASHe and has the worldwide rights outside of India to the application of its intellectual property for its lending and money transfer platform.

CASHe provides short-term financial products using technology combined with analytics and proprietary algorithms to map young professionals across the country based on their mobile, digital footprint and their social behaviour patterns to rate their credit worthiness. CASHe has also implemented distributed ledger enabled digital tokens using smart contracts on its lending platform. The distributed ledger technology allows the platform to record transactions in a secure and transparent manner by creating an audit trail. Further, a smart contract-based distributed ledger records all lending transactions in an open and transparent manner.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Agreement with CASHe, continued

Pursuant to the CASHe Agreement, TSLC issued the Company 1,145,960 shares of its voting capital stock (the “TSLC Capital Stock”), equal to 7.00% of the TSLC Capital Stock on a fully diluted basis, in exchange for (i) 1,949,736 shares of the Company’s common stock, equal to 17.00% of the Company’s total common stock issued and outstanding as of the date of the CASHe Agreement, and (ii) the right to receive, if a Material Adverse Effect (as defined in the CASHe Agreement) occurs with respect to the Company within ninety (90) days of the date of the CASHe Agreement, an additional 332,602 shares of the company’s common stock, equal to 2.90% of the Company’s total issued and outstanding common stock as of the date of the CASHe Agreement. As of April 12, 2018, the Company was delisted from NASDAQ, which triggered the Material Adverse Effect under the CASHe Agreement, and therefore the Company owes to TSLC an additional 332,602 shares of the Company’s common stock.

Pursuant to the CASHe Agreement, one person from TSLC will be appointed to the Company’s board of directors. As of the date that these financial statements were issued, no TSLC representative has been appointed to the Company’s board of directors.

Pursuant to the CASHe Agreement, TSLC agreed to vote its Company common stock received pursuant to the CASHe Agreement (i) in favor of the Company’s previously announced Spinoff of our beverage business, and/or (ii) if requested by us against any agreement which would prevent the Spinoff. Additionally, until the earlier of (i) one year from the consummation of the Spinoff or (ii) the date on which the shares of the spun off business (the “SpinCo Shares”) become listed on a national securities exchange, in the event any vote of the stockholders of the spun off business is necessary to effectuate any corporate action, TSLC agreed to vote the SpinCo Shares it directly or indirectly receives upon consummation of the Spinoff (i) in favor of any corporate action recommended by the then existing board of directors of the spun off business (each a “SpinCo Action”) and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated.

Pursuant to the CASHe Agreement, TSLC granted the Company the rights to develop the business of CASHe in the Latin American market, subject to the parties entering into a mutually acceptable license agreement having terms customary for such agreements, including, without limitation, those relating to payment of license fees and royalties by us to TSLC (which terms have not yet been negotiated).

The Company agreed (a) to use our reasonable best efforts to file a registration statement to register the resale of the Company common stock issued pursuant to the CASHe Agreement as soon as practicable and have such registration statement declared effective as soon as possible thereafter and, (b) file any necessary notices with the OTC Markets, relating to the Company’s common stock as soon as reasonably possible to allow shares issued pursuant to the CASHe Agreement to be traded on the OTC.

Advances from Related Parties

As of April 12, 2018, the Company is indebted to Mr. Thomas, the Company’s former CEO and a shareholder of the Company, in the amount of $220,000.

As of April 12, 2018, the Company is indebted to Mr. Eric Watson, a shareholder of the Company, in the amount of $57,000.

