Form 10-K/A
period 2017-12-31
Long Blockchain Corp.
filed 2018-04-30
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37685

LONG BLOCKCHAIN CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-2624098
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12-1 Dubon Court, Farmingdale, NY (Address of Principal Executive Offices)	11735 (Zip Code)

(855) 542-2832
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of each Exchange on which Registered

None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Do not check if a smaller reporting company		Emerging Growth Company (EGC)	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $28,725,000 (based on a closing price of $5.40 per share).

As of April 30, 2018, there were 13,786,793 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Long Blockchain Corp. (“LBCC” or “the Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission (“SEC”) on April 13, 2018 (“Form 10-K”).

This Form 10-K Amendment is being filed to: (i) include the information required by Items 10 through 14 of Part III of Form 10-K; (ii) to amend the cover page of the previously filed Form 10-K to (a) delete the reference in the previously filed Form 10-K to the incorporation by reference of the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and (b) update the number of outstanding shares of common stock; and (iii) amend Item 15 of the previously filed Form 10-K to include the certification specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, required to be filed with this Form 10-K Amendment. Except as set forth in the immediately preceding sentence, this Form 10-K Amendment does not amend, modify, or update any disclosures contained in the previously filed Form 10-K. Nothing contained in this Form 10-K Amendment updates any disclosure contained in the Original Form 10-K to reflect any events occurring after the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s directors and executive officers are as follows:

Name	Age	Position
Shamyl Malik	38	Chief Executive Officer and Director
William Hayde	58	Chairman
Thomas Cardella	63	Director
John Carson	72	Director
Sombuddha Ghosh	34	Director
Loretta Joseph	48	Director
Ramy Soliman	38	Director
Sanjay Sachdev	55	Director

Shamyl Malik has served as the Company’s Chief Executive Officer since February 2018 and as a member of the Board since January 2018. From June 2015 to February 2018, Mr. Malik was the Global Head of Trading at Voltaire Capital Limited, a UK-based liquidity provider in the foreign exchange (“FX”) market. From January 2014 to May 2015, Mr. Malik was Head of FX Electronic Trading at Morgan Stanley. Prior to that, from July 2010 to December 2013, Mr. Malik worked at Citigroup where he was responsible for starting and running the Electronic Market Making businesses in FX options, emerging markets FX and precious metals. Mr. Malik was part of the European Capital Markets FX Management Committee at Morgan Stanley (2014) and the Foreign Exchange Steering Committee at Citigroup (2012-2013), where in both positions he was involved in increasing the role of technology led development to enhance franchise value, customer experience and revenue for the firms’ businesses. Mr. Malik received a BSc Honors in Economics, Mathematics and Computer Science from Lahore University of Management Sciences in 2001 and completed his Master of Philosophy in Econometrics from the University of Oxford in 2003. The Company believes Mr. Malik’s technology and financial services industry contacts and past business experience in the financial services sector as it relates to technology make him well suited to serve as a member of the Board.

William Hayde has served as a member of the Board since November 2017 and as Chairman of the Board since January 2018. In March 2017, Mr. Hayde became the Managing Director of the Interim Opportunity Fund LLC and its advisor Waterside Capital Advisors, Inc. During 2013, Mr. Hayde began serving as the Executive Vice President and a Co-Founder of Intercontinental Beverage Capital, Inc (“IBC”). IBC is a New York Based Merchant Bank focused specifically on the beverage and consumer packaged goods industries. From January 2011 to March 2018, Mr. Hayde served as a Registered Vice President of Investment Banking for Network 1 Financial Securities, Inc. From 2002 to 2009, he was co-owner of Waterville Investment Research which also operated a Hedge Fund Waterville Investment Partners LLP. Mr. Hayde was an officer, director and controlling shareholder of E Global Marketing and W3 Group, Inc. Mr. Hayde maintains seats on the advisory and or the board of directors of multiple companies in the Consumer and Medical industries, both public and private companies. From January 1997 through May of 2010, Mr. Hayde was Head of Investment Banking for Brockington Securities and was responsible for the firm’s underwriting activities, private placements and initiation of trading of newly listed securities. From July 1992 through March 1995, Mr. Hayde was Head of Corporate Finance and Trading at Aegis Capital. Mr. Hayde received a bachelor’s degree from Stony Brook University in 1981. The Company believes Mr. Haydes’ contacts and past business experience and his extensive knowledge of capital raising and regulatory issues make him well suited to serve as a member of the Board.

Thomas Cardella has served as a member of the Board since April 2016. Mr. Cardella is the founder of Cardella & Associates LLC and is a beverage industry consultant. Prior to founding Cardella & Associates in February 2015, Mr. Cardella was the President and Chief Executive Officer of Tenth and Blake Beer Company, a division of MillerCoors, from June 2010 to January 2015. He also served as President Eastern Division for MillerCoors from June 2008 to June 2010, where he was responsible for all commercial operations in the eastern half of the United States. Prior to the merger with Coors, Mr. Cardella was Executive Vice President of Sales and Distribution for Miller Brewing Company from May 2006 to June 2008. From August 2005 through April 2006, he held the position of Senior Vice President of Market Development and Import Brands with Miller. Prior to rejoining the Miller Brewing Company in August 2005, Mr. Cardella spent nearly a decade at InBev where he held several senior-level positions, including U.S. Vice President of Sales from September 2004 through August 2005, Chief Executive Officer of Beck’s North America from June 2003 through August 2004, Vice President of Strategy for FEMSA Cerveza in Monterey, Mexico (joint venture of InBev/Femsa) from January 2001 through May 2003, and Vice President of Marketing at Labatt USA from January 1996 through December 2000. Mr. Cardella spent the earlier years of his career with Miller Brewing Co. from 1978 through 1995 in various sales and marketing positions. Mr. Cardella has served on the board of directors of the Green Bay Packers since July 2010, the United Way of Greater Milwaukee since March 2010 and the Marcus Center for Performing Arts since July 2012. He also has served on the board of directors for the North American Brewing Company (parent company is FIFCO, San Jose, Costa Rica) since January 2016. Mr. Cardella received a B.A. from the State University of New York College at Geneseo and completed the Advanced Management Program at Harvard Business School in 2000. The Company believes Mr. Cardella’s contacts and past business experience in the beverage industry make him well suited to serve as a member of the Board.

John Carson has served as a member of the Board since November 2017 and prior to then served as a member of the Company’s beverage Advisory Board. Mr. Carson is Chairman of the Board of Intercontinental Beverage Capital Inc. (“IBC”). He is a former Chairman, Chief Executive Officer and President of several leading beverage companies including Marbo Inc. (Tampico Juices) and Crayons Inc., both private equity backed businesses. As President of RC Cola, a division of public company Triarc, he led the acquisition and integration of Snapple Beverages and became Chairman of Triarc Beverages. He expanded the business internationally by leading negotiations in China, Brazil, Russia and Poland. He is a former President of Cadbury Schweppes North America where he led the integration of Canada Dry, Crush and Hires to the core Schweppes/Sunkist business. Mr. Carson is a director of Head Country Inc., a BBQ sauce company, and ImageWorksDisplay Inc., a leading point-of-purchase developer and manufacturer. The Company believes Mr. Carson’s contacts and past beverage experience make him well suited to serve as a member of the Board.

Sombuddha Ghosh has served as a member of the Board since January 2018. Mr. Ghosh is the Founder and Chief Technology Officer at Shoreditch Tech Ventures, a technology boutique specializing in algorithmic trading, machine learning, AI, digital ledger technology and open-data analysis. Prior to the starting of Shoreditch Tech Ventures in September 2016, Mr. Ghosh was the Chief Technical Officer at Earthmiles, a technology startup focused on the health-data industry and based in the United Kingdom, from March 2015 to September 2016. Prior to joining Earthmiles, Mr. Ghosh was a Quantitative Strategies for Voltaire Capital Limited, a UK-based liquidity provider in the foreign exchange (“FX”) market, from March 2013 to March 2015. Mr. Ghosh held various positions in the corporate and investment banking divisions of Societe Generale from September 2010 to March 2013. Mr. Ghosh is currently working on applications of distributed ledger technology, particularly its application in finance and real-estate smart contract space. Mr. Ghosh received both a bachelors degree and Masters degree in 2007 in Chemical Engineering from the Indian Institute of Technology. The Company believes Mr. Ghosh’s technology experience and knowledge, specifically related to blockchain solutions, make him well suited to serve as a member of the Board.

Loretta Joseph has served as a member of the Board since February 2018. Ms. Joseph is a blockchain and technology advisor to companies, organizations and governments. Since July 2015, Ms. Joseph has been the Chairperson of the Advisory Council for the Australian Digital Commerce Association, which is a non-profit composed of blockchain industry professionals who strive to promote blockchain innovation in Australia. Other current roles include being a strategic advisor to Salt Lending Holdings, Inc. since March 2018, consultant to AustCyber since February 2017, advisor to Yookye since February 2018, advisor to Paycase Financial since August 2017 and a blockchain consultant to the government of Bermuda since January 2018. She is also a director of FlowMetric, Inc. since May 2017 and director of AssetChain since October 2017. Ms. Joseph was previously Head of Capital Markets for Elara Capital in India from October 2012 to December 2013 where she assisted she assisted large and mid-cap Indian firms with capital raising activities. From August 2011 to September 2012, Ms. Joseph was a Managing Director in the investment banking division for the Royal Bank of Scotland in India. Before joining the Royal Bank of Scotland, Ms. Joseph also held positions at CSLA India, Macquarie Capital, Deutsche Bank, BGC Partners and Credit Suisse First Boston. Ms. Joseph received a bachelors degree in Economics from the University of Sydney in 1990. The Company believes Ms. Joseph’s experience and contacts in the blockchain industry make her well suited to serve as a member of the Board.

Ramy Soliman has served as a member of the Board since March 2018. Mr. Soliman is the Chief Executive Officer and a director of Stater Blockchain Limited since its founding in September 2015 and the Chief Executive Officer and a director of its wholly owned subsidiary Stater Global Markets Limited since its purchase in August 2016. Stater Blockchain focuses on developing and deploying globally scalable blockchain technology solutions in the financial markets and its wholly-owned subsidiary Stater Global Markets is a Financial Conduct Authority (FCA) regulated brokerage that facilitates market access across multiple instruments including spot FX, exchange traded futures and contracts for difference (CFDs). From June 2015 through April 2016, Mr. Soliman was the Vice President of Sales at Integral Development Corp., a financial technology company that provides electronic FX trading platforms. From May 2010 to June 2015, Mr. Soliman held positions in the Margin FX and Prime Brokerage Sales business of Citigroup. From January 2005 through May 2010, Mr. Soliman held positions at IG Group, a FTSE 250 listed global broker dealer of Contracts for Difference and derivatives trading. Mr. Soliman received Law LLB degree with Honors from the University of Liverpool in 2000. The Company believes Mr. Soliman’s business experience in the financial services sector make him well suited to serve as a member of the Board.

Sanjay Sachdev has served as a member of the Board since April 2018. Mr. Sachdev has over 27 years of international business experience, 13 of which have been spent establishing and managing successful ventures in India. He is a 2018 Advanced Leadership Initiative (“ALI”) Fellow in Residence at Harvard University. Since March 2013, Mr. Sachdev has also been the Chairman of Zyfin Holdings, a leading asset management and economic research firm focused on the India, ASEAN and MENA regions. He previously served as Chief Executive Officer of Tata Asset Management from December 2010 to November 2012. Mr. Sachdev also held leadership positions at Shinsei Bank Group and Principal Financial Group. He currently serves as a director of BNP Paribas Asset Management India, Gammon Infrastructure Projects, Zyfin Capital, LAM ZyFin Global Markets UCITS ETF, Alpha Zyfin Global Markets and Freedom Financial LLC. Mr. Sachdev is a Certified Financial Planner and is credited for co-founding the CFP Program in India. He is an Associate Member of the American Bar Association. Mr. Sachdev received a degree in Business from the University of Bombay in 1982, degree in Law from the University of Bombay in 1985 and Master's Degree in International Management from the American Graduate School of International Management (Thunderbird) in 1991. The Company believes Mr. Sachdev’s business experience in the financial services sector makes him well suited to serve as a member of the Board.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Leadership Structure

The Board is divided into two classes, Class 1 and Class 2. The Class 1 directors will hold office until the annual meeting of directors to be held in 2018 and the Class 2 directors will hold office until the annual meeting of directors to be held in 2019. Thereafter, each director holds office until the second succeeding annual meeting of stockholders after his or her election, or until his or her death, resignation, removal or the earlier termination of his or her term of office. Shamyl Malik, William Hayde, John Carson and Sanjay Sachdev are the Class 1 directors and Thomas Cardella, Sombuddha Ghosh, Loretta Joseph and Ramy Soliman are the Class 2 directors.

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

Board Meetings and Committees

The Board has four separately standing committees: the audit committee, the compensation committee, the nominating committee and the beverage committee. Each committee is composed entirely of independent directors as determined in accordance with the rules of Nasdaq for directors generally, and where applicable, with the rules of Nasdaq for such committee. In addition, each committee, other than the beverage committee, has a written charter, a copy of which is available free of charge on the Company’s website at https://www.longblockchain.com/corporate-governance/committees-charters.

Audit Committee

The audit committee consists of Thomas Cardella, William Hayde and Sombuddha Ghosh, each of whom is “independent” under the definition of independence for audit committee members in Rule 10A-3 of the Exchange Act and in the Nasdaq listing standards, with Mr. Hayde serving as chairman. The audit committee’s duties, which are specified in the audit committee charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The Company has determined that Thomas Cardella qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The compensation committee consists of Thomas Cardella, John Carson and Sombuddha Ghosh, each of whom is “independent” under the definition of independence for compensation committee members in the Nasdaq listing standards, with Mr. Cardella serving as chairman. The principal functions of the compensation committee are:

●	evaluating the performance of the Company’s officers,

●	reviewing any compensation payable to the Company’s directors and officers,

●	preparing compensation committee reports, and

●	administering the issuance of any common stock or other equity awards granted to the Company’s officers and directors.

The compensation committee makes all decisions regarding executive officer compensation. The compensation committee periodically reviews the elements of compensation for the executive officers and, subject to any existing employment agreements, sets each element of compensation for the Chief Executive Officer and the other executive officers, including annual base salary, annual incentive bonus and equity compensation. The compensation committee also periodically reviews the terms of employment agreements with the executive officers, including in connection with any new hire or the expiration of any existing employment agreements. The compensation committee will consider the recommendations of the Chairman and the Chief Executive Officer when determining compensation for the other executive officers. Executive officers do not determine any element or component of their own pay package or total compensation amount. The Chief Executive Officer has no role in determining and is not present for any discussions regarding his own compensation.

The compensation committee also reviews and approves the Company’s compensation plans, policies and programs and administers the Company’s equity incentive plans. In addition, the Chairman, the Chief Executive Officer, the Chief Financial Officer and other members of management make recommendations to the compensation committee with regard to overall pay strategy including program designs, annual incentive design, and long-term incentive plan design for all employees. Management from time to time provides the compensation committee with market information and relevant data analysis as requested.

The compensation committee retains sole authority to engage compensation consultants, including determining the nature and scope of services and approving the amount of compensation for those services, and legal counsel or other advisors. The compensation committee assesses the independence of any consultants pursuant to the rules and regulations of the SEC and the listing standards of Nasdaq. The Company will provide for appropriate funding, as determined by the compensation committee, for payment of any such investigations or studies and the compensation to any consulting firm, legal counsel or other advisors retained by the compensation committee. The compensation committee engaged GK Partners, Inc. as a compensation consultant for advice on the Company’s development of an overall compensation strategy and establishment of individual compensation arrangements during the fiscal year ended December 31, 2017. The compensation committee determined that GK Partners, Inc. was independent under the rules of SEC and Nasdaq and that the work by GK Partners, Inc. did not raise any conflict of interest.

Nominating Committee

The nominating committee consists of Thomas Cardella and Sombuddha Ghosh, each of whom is “independent” under the definition of independence for nominating committee members in the Nasdaq listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The nominating committee will consider persons identified by its members, management, stockholders and others.

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

Beverage Committee

The beverage committee, which was formed during 2018, consists of Thomas Cardella, John Carson and William Hayde, each of whom is “independent” under the definition of independence in the Nasdaq listing standards. The beverage committee was established as a result of the contemplated spin-off of the beverage business into an independent company. The beverage committee is solely responsible for appointing the Board of Directors and Chief Executive Officer of the spun-off company and has the responsibilities of overseeing the beverage business until the spinoff is completed.

Blockchain Advisory Board

The Company established a blockchain advisory board in 2018, which is chaired by Shamyl Malik, the Company’s Chief Executive Officer. The purpose of the advisory board is to assist Management in exploring business opportunities and providing advice regarding the Company’s strategic plans related to blockchain technology. Advisors enter into confidentiality agreements with the Company and retain no intellectual property rights to the Company’s products. Compensation to advisors is made through awards of stock and annual cash fees. The sole current member of the advisory board is Kunal Nandwani.

Kunal Nandwani is the co-founder and Chief Executive Officer of Hashcove Limited, a UK-based blockchain firm established in 2017. Mr. Nandwani’s role at Hashcove entails blockchain products conceptualization and sales. In 2011, he founded, and since its founding has led, uTrade Solutions (“uTrade”), a product firm that offers trading, algorithmic and risk platforms in more than ten countries. Mr. Nandwani is currently the Chief Executive Officer of uTrade and drives its sales and product teams. Previously, Mr. Nandwani worked as a Vice President in the equities division at Nomura from 2008 to 2010, driving the dark pool and algorithmic product development. He also worked at Lehman Brothers in London from 2005 to 2008 as part of its electronic and algorithmic trading product development team. Mr. Nandwani has been a consultant to the Indian finance ministry since 2017 for financial technology related policy including topics such as algorithmic trading and blockchain. Mr. Nandwani received a computer science engineering degree in 2002 from Punjab Engineering College in Chandigarh, India, and an MBA in 2005 from Essec Business School in Paris, France.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by the Company and written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that, during the fiscal year ended December 31, 2017 and thereafter, all reports required to be filed by the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities were filed on a timely basis, except that:

●	Eric J. Watson, a beneficial owner of more than 10% of the Company’s outstanding common stock, (i) filed a Form 4 on June 6, 2017 that included one transaction that was not timely reported (the acquisition on May 13, 2017 of a warrant to purchase 20,000 shares of common stock) and (ii) filed a Form 4 on February 16, 2018 that included one transaction that was not timely reported (the disposition on December 23, 2017 of 563,466 shares of common stock);

●	William Hayde, a director of the Company, (i) did not timely file the Form 3 reporting that he became a director on November 30, 2017 and (ii) did not timely file a Form 4 reporting one transaction (the grant to him of 961 shares of common stock on March 9, 2018, which was exempt under Rule 16b-3);

●	John Carson, a director of the Company, (i) did not timely file the Form 3 reporting that he became a director on November 30, 2017 and (ii) did not timely file a Form 4 reporting one transaction (the grant to him of 15,793 shares of common stock on March 9, 2018, which was exempt under Rule 16b-3);

●	Thomas Cardella, a director of the Company, did not timely file a Form 4 reporting one transaction (the grant to him of 17,639 shares of common stock on March 9, 2018, which was exempt under Rule 16b-3);

●	Loretta Joseph, a director of the Company, did not timely file the Form 3 reporting that she became a director on February 23, 2018; and

●	Ramy Soliman, a director of the Company, did not timely file the Form 3 reporting that he became a director on March 19, 2018.

Code of Ethics

In May 2015, the Board adopted a code of ethics that applies to the Company’s directors, officers and employees, including its principal executive officer and principal financial officer, as well to the directors, officers and employees of subsidiaries the Company has or may have in the future. The Company will provide a copy of its code of ethics, upon request of any person, without charge. Requests should be sent in writing to Long Blockchain Corp., 12-1 Dubon Court, Farmingdale, New York 11735. The code of ethics also is available free of charge on the Company’s website at https://www.longblockchain.com/corporate-governance/committees-charters.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth all compensation of our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer (together, the “Named Executive Officers”) for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)		All Other Compensation ($)		Total ($)
Julian Davidson (2)	2017	-	65,000	(5)	217,568	(9)	225,490	(13)	308,767	(17)	816,825
Former Executive Chairman	2016	-	211,250	(6)	381,161	(10)	776,933	(14)	167,499	(17)	1,536,843

Philip Thomas (3)	2017	246,804	128,000	(7)	-		250,080	(15)	27,600	(18)	652,484
Former Chief Executive Officer	2016	150,484	-		-		-		27,155	(18)	177,639

Richard Allen (4)	2017	120,008	30,834	(8)	45,226	(11)	209,541	(16)	35,693	(18)	441,302
Former Chief Financial Officer	2016	100,538	-		181,582	(12)	-		19,500	(19)	301,610

(1)	Represents the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in Note 10 to our audited consolidated financial statements for the year ended December 31, 2017 contained herein.

(2)	The information in the table includes compensation to Mr. Davidson from June 6, 2016, which was the date he became the Executive Chairman of the Company, as well as fees paid to him prior to such date during 2016. Mr. Davidson resigned as a director and as Executive Chairman of the Company effective on December 31, 2017.

(3)	The information in the table includes compensation to Mr. Thomas as the Chief Executive Officer of the Company. Mr. Thomas resigned as a director and as Chief Executive officer of the Company effective as of February 20, 2018.

(4)	The information in the table includes compensation to Mr. Allen from June 6, 2016, which was the date he became the Chief Financial Officer of the Company, as well as fees paid to him prior to such date during 2016. Mr. Allen resigned as Chief Financial Officer of the Company Effective as of August 15, 2017.

(5)	The bonus includes Mr. Davidson’s earned cash bonuses for the year ended December 31, 2017.

(6)	The bonus includes Mr. Davidson’s earned cash bonuses for the year ended December 31, 2016.

(7)	The bonus includes Mr. Thomas’s earned cash bonuses for the year ended December 31, 2017.

(8)	The bonus includes Mr. Allen’s cash bonuses pursuant to his separation agreement.

(9)	This amount includes 20,000 shares issued at $4.10 on January 30, 2017 for achieving certain milestones as outlined in the amended consulting agreement on September 29, 2016. This amount also includes 48,000 shares which were issued on November 28, 2017 at $2.00 as part of the amended consulting agreement on September 29, 2016.

(10)	This amount includes 1,667 shares issued on July 29, 2016 as part of the June consulting agreement. This amount also includes 15,000 shares which were issued on October 4, 2016 as part of the amended consulting agreement on September 29, 2016. In addition, 52,635 shares were also issued on October 4, 2016 as part of the June consulting agreement. All shares were issued at $5.50.

(11)	The amount includes the aggregate grant date fair value of 21,015 shares of the Company’s common stock granted to Mr. Allen under his separation agreement.

(12)	The amount includes the aggregate grant date fair value of 8,333 shares of its common stock the Company will grant to Mr. Allen on May 31, 2017. The amount also includes shares which shall have fair market values equal to $50,000 which will be granted to Mr. Allen on each of May 31, 2018 and 2019. The amount includes the grant date fair value of shares issued to Mr. Allen as a consultant.

(13)	The amount includes the fair value of 71,686 options which were issued in February 2017 upon the completion of raising $3,000,000. The amount also includes the fair value of 31,630 options issued to Mr. Davidson on January 5, 2017 and 25,000 options issued to Mr. Davidson on April 17, 2017.

(14)	The amount excludes the fair value of 71,686 options which were issued in February 2017 upon the completion of raising $3,000,000. The amount includes the fair value of 286,744 options issued to Mr. Davidson on August 18, 2016.

(15)	The amount includes the fair value of 45,457, 75,000, and 25,000 options which were issued in January 2017, March 2017, and April 2017, respectively.

(16)	The amount includes the fair value of 30,111 and 120,000 options which were issued in January 2017 and April 2017, respectively.

(17)	This amount includes consulting fees paid to Mr. Davidson, relocation and travel expenses, and health insurance.

(18)	This amount represents medical insurance and travel allowances paid by the Company.

(19)	This amount represents medical insurance and travel allowances as well as $7,500 which was paid to Mr. Allen in conjunction with his consulting agreement prior to becoming the Chief Financial Officer.

Compensation Arrangements

The Company’s compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Philip Thomas

In connection with the closing of the Business Combination in May 2015, the Company entered into an employment agreement with Philip Thomas to serve as the Company’s Chief Executive Officer. The employment agreement had a term of two years from the closing of the Business Combination. The employment agreement provided for Mr. Thomas to receive a base salary of $150,000. Additionally, Mr. Thomas was entitled to an incentive bonus of up to 50% of his base salary.

Pursuant to his employment agreements, upon the closing of the Business Combination, Mr. Thomas also received a five-year option to purchase 80,000 shares of the Company’s common stock, at an exercise price of $3.75 per share. The options vested quarterly in equal proportions over the two year employment term.

On March 10, 2017, the employment agreement of Mr. Thomas was amended and restated in its entirety to extend the term to December 31, 2019, and increase his base salary to $250,000. In addition, Mr. Thomas’ incentive bonuses were changed so that he is was eligible to be paid bonuses from time to time based on the achievement of performance goals for Mr. Thomas and the Company as established by the Compensation Committee. The agreement also included a one-time cash payment of $83,000 upon signing of agreement and an option award with a term of five years to purchase 75,000 shares of the Company’s common stock, with an exercise price of $4.50 per share. Of such shares, 25,000 shares were vested on the date of grant and the remaining 50,000 shares were to vest in equal portions on March 10, 2018 and March 10, 2019.

Effective February 20, 2018, Mr. Thomas terminated his employment agreement with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities, and resigned as a director of the Company. Under Mr. Thomas’ employment agreement, he is entitled to be paid nine (9) months of his base salary, all valid expense reimbursements and all accrued but unused vacation pay (pro rata for the period to the date of termination). In addition, all of the options granted to Mr. Thomas vested in full and will remain exercisable until February 20, 2019.

Richard Allen

On June 6, 2016, the Company entered into an employment agreement with Mr. Allen to serve as the Company’s Chief Financial Officer. The employment agreement has had a term of three years, and provided for automatic renewals for additional one year periods thereafter unless either party provided notice of its decision not to renew. The employment agreement provided for Mr. Allen to receive an initial base salary of $170,000. As a result of the Company’s completion of an equity offering with gross proceeds of at least $5,000,000, Mr. Allen’s base salary became $185,000 commencing on June 6, 2017, and $200,000 commencing on June 6, 2018. Additionally, he was entitled to an incentive bonus of up to 50% of his base salary. Furthermore, the employment agreement provided for the Company to grant Mr. Allen 8,333 shares of the Company’s common stock on May 31, 2017 and a number of shares of the Company’s common stock having a fair market value equal to $50,000 on each of May 31, 2018 and 2019.

On July 11, 2017, the Company entered into a separation agreement with Mr. Allen. Pursuant to the separation agreement, Mr. Allen continued as the Company’s Chief Financial Officer until August 15, 2017. In addition, the Company paid Mr. Allen $61,668 in two installments on or about July 18, 2017 and on or about August 22, 2017. Furthermore, 50% of his unvested stock options vested immediately and, together with the previously vested portions of such options, will remain exercisable until May 15, 2018. The separation agreement contained provisions for protection of the Company’s confidential information and certain non-competition restrictions.

Julian Davidson

On June 6, 2016, the Company amended its consulting agreement with Julian Davidson to provide, among other things, for him to serve as the Company’s Executive Chairman. Previously, the consulting agreement had provided only for the reimbursement of certain expenses incurred by Mr. Davidson. Pursuant to the amendment, the Company agreed (a) to pay to Mr. Davidson $10,000 per month, and (b) to grant to Mr. Davidson 1,667 shares of the Company’s common stock per month. Upon the Company’s completing an equity raise with gross proceeds of at least $10,000,000, the monthly cash fee to Mr. Davidson under the consulting agreement would increase to $20,000 per month, the monthly stock grant to Mr. Davidson would be eliminated and Mr. Davidson would receive a one-time cash bonus of $95,000 and a one-time grant of 50,000 shares of the Company’s common stock. In addition, upon completion of the aforementioned equity raise and Mr. Davidson obtaining a work visa, Mr. Davidson could enter into an employment agreement with the Company in the form attached to the consulting agreement or into an amended consulting agreement with substantially similar terms (either such agreement, a “Replacement Agreement”). Mr. Davidson also could enter into a Replacement Agreement if more than two months had elapsed since the equity raise and he had not obtained a work visa.

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

On September 29, 2016, after the expiration of two months from the July 2016 equity raise, Mr. Davidson elected to enter into a Replacement Agreement with the Company by amending and restating his consulting agreement. Under the amended and restated consulting agreement, as had been provided in the form of Replacement Agreement, (a) the Company paid to Mr. Davidson a fee of $20,833 per month, (b) the Company paid Mr. Davidson an incentive of $75,000 on the date of the agreement and agreed to pay him $165,000 on the first anniversary of such date, (c) the Company granted Mr. Davidson 15,000 shares of the Company’s common stock on the date of the agreement, and (d) Mr. Davidson became eligible to receive an annual additional fee of up to 50% of his annual fee based on his performance over each calendar year. In addition, upon the Company’s completion of an additional equity raise with gross proceeds of more than $3,000,000 in January 2017, pursuant to the Replacement Agreement, the Company issued to Mr. Davidson 20,000 shares of the Company’s common stock and an option to purchase a 71,686 shares of the Company’s common stock. In June 2017, the Company entered into an employment agreement with Mr. Davidson in lieu of the Replacement Agreement, which contained compensation terms substantially identical to the Replacement Agreement. In October 2017, the Company agreed to pay to Mr. Davidson, and Mr. Davidson agreed to accept, in lieu of a cash bonus of $165,000 due to him under his employment agreement, (i) a one-time stock bonus of 48,000 shares of the Company’s common stock, and (ii) a deferred cash payment of $65,000 to be made at a time determined by the Compensation Committee of the Company’s Board of Directors, but no later than December 31, 2017, with no interest to accrue on such payment obligation. The employment agreement with Mr. Davidson was terminated in December 2017.

Shamyl Malik

Effective February 20, 2018, the Company entered into a one-year employment agreement with Shamyl Malik, its current Chief Executive Officer. The employment agreement provides for Mr. Malik to receive a base salary of $250,000. For the first six months of Mr. Malik’s employment, his salary will be paid in shares of Common Stock of the Company. For the remaining six months of Mr. Malik’s employment (and any extension period agreed upon between the parties), his salary will be payable in cash, shares of Common Stock of the Company or a combination thereof, at the sole option of Mr. Malik. Additionally, if Mr. Malik is still employed by the Company on January 1, 2019, he will be entitled to a guaranteed bonus of $250,000, payable half in shares of Common Stock of the Company and half in cash, shares of Common Stock of the Company or a combination thereof, at the sole option of Mr. Malik. All shares issued under the agreement will be valued at $3.00 per share and be under the Company’s 2017 Long-Term Incentive Equity Plan.

Unless terminated by the Company without “cause” or by Mr. Malik with “good reason” (as such terms are defined in the employment agreement), upon termination Mr. Malik will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain unused vacation pay. If terminated by the Company without “cause” or by Mr. Malik with “good reason,” Mr. Malik will be entitled to be paid severance equal to his base salary for a period of nine months.

Mr. Malik’s employment agreement contains provisions for the protection of the Company’s intellectual property and confidential information and certain non-competition restrictions (generally imposing restrictions during employment and until six months thereafter on (i) ownership or management of, or employment or consultation with, competing companies, (ii) soliciting employees to terminate their employment (iii) soliciting business from the Company’s customers, and (iv) soliciting prospective acquisition and investment candidates for purposes of acquiring or investing in such entity).

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for the Named Executive Officers as of December 31, 2017.

Outstanding Option Awards at Fiscal Year-End for 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Julian Davidson	-	-	-	-
Philip Thomas (1)	80,000	-	$3.75	5/26/2020
	17,080	28,467	$5.00	1/5/2022
	25,000	50,000	$4.50	3/20/2022
	8,333	16,667	$4.50	4/17/2022
Richard Allen	18,820	-	$5.00	6/15/2018
	80,000	-	$4.50	6/15/2018

(1)	On February 20, 2018, Philip Thomas terminated his employment with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities. As a result of Mr. Thomas’ resignation, all of his option grants became fully exercisable and may be exercised until February 20, 2019.

Director Compensation

The following table sets forth all compensation of our directors for the fiscal year ended December 31 2017. The compensation for Mr. Davidson, who was our Executive Chairman, and Mr. Thomas, who was our Chief Executive Officer, is fully reflected in the Summary Compensation Table above.

Director Compensation for 2017

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(1) ($)	Total ($)
William Hayde (2)	2,500	2,917		5,417
Thomas Cardella	30,000	35,000		65,000
John Carson (3)	8,500	17,917		26,417
Kerry Kennedy (4)	22,500	26,250		48,750
Paul Vassilakos (5)	22,500	26,250	130,266	179,016
Edward Hanson (6)	27,500	32,083		59,583
Richard Roberts (7)	30,000	35,000		65,000

(1)	The amounts reported in the stock and option award columns represent the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

(2)	Appointed as a director effective on November 30, 2017.

(3)	Appointed as a director effective on November 30, 2017. Includes $6,000 of cash fees and $15,000 of stock awards for Mr. Carson’s services on the Company’s Advisory Board prior to becoming a member of the Board of Directors.

(4)	Resigned as a director effective on September 21, 2017.

(5)	Resigned as a director effective on October 5, 2017. Includes an option to purchase 70,000 shares of the Company’s common stock.

(6)	Resigned as a director effective on November 24, 2017.

(7)	Resigned as a director effective on December 31, 2017.

Director Compensation

In 2015 the Company adopted compensation arrangements for our nonemployee directors. Each non-employee director receives an annual cash fee of $30,000. In addition, each non-employee director receives an annual award of $35,000 in shares of our common stock, valued as of December 31st of such year. The stock awards are not subject to vesting or other contractual restrictions.

In addition, on March 27, 2017, the Company issued to Paul Vassilakos, a director at the time, an option to purchase 70,000 shares of the Company’s common stock. The option was to expire five years from the date of grant, had an exercise price of $4.50 per share, and was to vest in three annual installments beginning on the date of grant. The option had a grant date fair value of $130,266. Upon Mr. Vassilakos’ resignation as a director on October 5, 2017, the unvested portion of the option was cancelled, with the vested portion expiring three months from the date of Mr. Vassilakos’ resignation.

On February 19, 2018, the Company approved one-time grants of $50,000 to Thomas Cardella and John Carson and $17,500 to Sombuddha Ghosh, all of which were to be provided in shares of our common stock and valued at time of issuance. On that same date, the Company approved the increase of William Hayde’s Chairman compensation to an annual cash fee of $60,000 and annual award of $70,000 in shares of our common stock. The grants to Messrs. Cardella and Carson, and the increase of compensation to Mr. Hayde, is contingent on the Company completing its proposed “spin off” of its beverage business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 26, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

The percentage of beneficial ownership set forth in the table above is calculated based on 13,786,793 outstanding shares of common stock as of April 26, 2018. Unless otherwise indicated, the Company believes that all persons named in the table above have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Current Directors and Officers:
Shamyl Malik(2)	41,667	*
William Hayde(3)	5,961	*
Thomas Cardella(4)	88,262	*
John Carson	22,043	*
Sombuddha Ghosh	5,418	*
Loretta Joseph	-	-%
Ramy Soliman	-	-%
Sanjay Sachdev	-	-%
All directors and executive officers (8 persons)	163,351	1.2%
Five Percent Holders:
TSLC Pte Ltd. (5)	2,282,338	16.6%
Stater Blockchain Limited (6)	1,135,435	8.2%
Philip Thomas (7)	964,152	6.9%
Court Cavendish(8)	995,338	6.9%
Eric J. Watson (9)	774,357	5.6%
Watson, Gibson, Stranberg and Davis-Rice Group(10)	1,338,385	9.6%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 12-1 Dubon Court, Farmingdale, NY 11735.

(2)	Includes 41,667 shares issuable based upon his continued employment.

(3)	Includes 5,000 shares held by the Hayde Family Revocable Trust, a trust of which Mr. Hayde is co-trustee and which was established for the benefit of Mr. Hayde’s family and children.

(4)	Includes 25,000 shares subject to warrants that are currently exercisable.

(5)	TSLC Pte Ltd.’s business address is 583 Orchard Road, #06-01 Forum, Singapore 238884.

(6)	Stater Blockchain Limited’s business address is Suite 9, Level 2, 20 Augustus Terrace Parnell, Auckland 1052, New Zealand.

(7)	Includes (i) 6,250 shares subject to warrants that are currently exercisable, and (ii) 225,547 shares subject to stock options that are currently exercisable.

(8)	Includes (i) 100,000 shares subject to warrants that are currently exercisable, and (ii) 645,105 shares subject to notes payable that are currently convertible. Court Cavendish’s business address is The Care House, Randalls Way, Leatherhead, Surrey, KT22 7TW.

(9)	Represents shares of common stock held by Cullen Inc. Holdings Ltd. (“Cullen Holdings”), an entity controlled by Mr. Watson. Includes 20,000 shares subject to warrants that are currently exercisable. Mr. Watson’s business address is 8 Airpark Drive, Airport Oaks, Manakau, Auckland 2022, New Zealand.

(10)	Represents shares of common stock beneficially owned by Eric Watson, William Gibson, Andrew Stranberg and Justin Davis-Rice, who together constitute a “group” within the meaning of Regulation 13D under the Exchange Act. The business address of Messrs. Gibson, Stranberg and Davis-Rice is that of Cullen Holdings, which is 8 Airpark Drive, Airport Oaks, Manakau, Auckland 2022, New Zealand.

Certain Agreements

On December 21, 2017, the Company entered into a Loan and Option Agreement (the “Facility”) with Court Cavendish Ltd. (the “Lender”). Pursuant to the Facility, the Lender was given the right to appoint two members to the Company’s Board of Directors, which members were to be mutually agreed upon between the Company and the Lender. The Lender exercised this right to appoint Shamyl Malik and Sombuhdda Ghosh to the Board.

On February 20, 2018, Cullen Holdings and Eric Watson, William Gibson, Andrew Stranberg and Justin Davis-Rice (collectively, the “Signing Stockholders”) entered into voting agreements with the Company pursuant to which they agreed to vote the shares of Common Stock of the Company owned by them, to the extent necessary, in favor of any action necessary to effectuate the “spin off” of the Company’s beverage business (the “Spin Off,” and the entity to be spun off, “SpinCo”). Additionally, until the earlier of (i) one year from the consummation of the Spin Off or (ii) the date on which the shares of SpinCo become listed on a national securities exchange, in the event any vote of stockholders of SpinCo is necessary to effectuate any corporate action, the Signing Stockholders agreed to vote the SpinCo shares they receive upon consummation of the Spin Off (i) in favor of any corporate action recommended by the then existing board of directors of SpinCo (each a “SpinCo Action”), including but not limited to, the election of directors and any extraordinary corporate transaction, including a merger, acquisition, sale, consolidation, reorganization or liquidation involving SpinCo and a third party, or any other proposal of a third party to acquire SpinCo and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated. The Signing Stockholders agreed not to transfer their shares of the Company and SpinCo for certain periods of time subject to certain limited exceptions. Pursuant to the voting agreement, the Company agreed to appoint to the board of directors a nominee of Cullen Holdings that is mutually agreeable to the Company and Cullen Holdings. Cullen Holdings has not yet designated any appointee.

On March 19, 2018, the Company entered into a contribution and exchange agreement (the “Stater Agreement”), with Stater Blockchain Limited (“SBL”), and simultaneously closed the transactions contemplated thereby. In connection therewith, Ramy Soliman, SBL’s Chief Executive Officer, was appointed as a director of the Company. In addition, SBL entered into a voting agreement with the Company, substantially similar to one between the Company and the Signing Stockholders, covering the shares of the Company’s common stock issued pursuant to the Stater Agreement.

On March 22, 2018, the Company entered into a contribution and exchange agreement (the “TSLC Agreement”), with TSLC PTE Ltd. (“TSLC”), and simultaneously closed the transactions contemplated thereby. Pursuant to the Agreement, TSLC had the right to name one person to be appointed to the Company’s board of directors, subject to the Company’s reasonable approval. TSLC exercised this right to appoint Sanjay Sachdev to the Board. In addition, TSLC agreed to vote the shares of the Company’s common stock received by it pursuant to the TSLC Agreement (i) in favor of the Spin Off, and/or (ii) if requested by the Company against any agreement which would prevent the Spin Off. Additionally, until the earlier of (i) one year from the consummation of the Spin Off or (ii) the date on which the SpinCo shares become listed on a national securities exchange, in the event any vote of the stockholders of SpinCo is necessary to effectuate any corporate action, TSLC agreed to vote the SpinCo shares it directly or indirectly receives upon consummation of the Spin Off (i) in favor of any SpinCo action and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated.

Equity Compensation Plans

As of December 31, 2017, we had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	411,867		$4.54	744,211	(1)
Equity compensation plans not approved by security holders	138,667	(2)	$3.75	-
Total	550,534		$4.34	744,211

(1)	Represents shares of common stock available for issuance under our 2015 and 2017 Long-Term Incentive Plans.

(2)	Represents stock option grant of 80,000 with a $3.75 exercise price to Philip Thomas, the former Chief Executive Officer, and stock option grant of 58,667 with a $3.75 exercise price to Peter Dydensborg, the former Chief Operating Officer. The material terms of the stock options granted to Messrs. Thomas and Dydensborg are described under Item 11 of Part III of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s Chief Executive Officer and a member of the Board, and certain of his family members, and owned by Mr. Thomas’ father. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for certain costs that Magnum incurred to acquire the machines. The reimbursements will be made in 35 monthly payments, the first three in the amount of $14,544 and the remaining payments in the amount of $3,819. Upon completion of these payments, Magnum will transfer the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that Magnum has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum.

Also on November 23, 2015, the Company entered into a Credit and Security Agreement, as amended as of January 10, 2016 and April 7, 2016 (the “Credit Agreement”), with Brentwood LIIT Inc., which subsequently assigned its interest to Brentwood LIIT (NZ) Ltd. ( the “Lender”). The Lender is controlled by Eric Watson, who beneficially owned more than 5% of the Company’s outstanding common stock during the relevant period. The Credit Agreement provided for a revolving credit facility (the “Credit Facility”) in an available amount of up to $1,500,000, subject to increases as provided in the Credit Agreement (the “Available Amount”), up to a maximum amount of $3,500,000 (the “Facility Amount”). The Company paid the Lender a one-time facility fee of $87,500, which was capitalized and added to the principal amount of the loan, and will pay the Lender $30,000 for its expenses at the maturity date, November 23, 2018. In addition, in connection with the establishment of the Credit Facility, the Company issued a warrant to the Lender (the “Lender Warrant”) entitling the holder to purchase 1,111,111 shares of common stock at an exercise price of $4.50. The Credit Facility bore interest at rate equal to the prime rate plus 7.5%, compounded quarterly, and matures on November 23, 2018. The loans under the Credit Agreement are evidenced by a secured promissory note (the “Lender Note”). The Lender may elect to convert the outstanding principal and interest under the Lender Note into shares of the Company’s common stock at a conversion price of $4.00 per share. As of December 31, 2017, December 31, 2016 and December 31, 2015, the outstanding balance of the loans under the Credit Facility was approximately $0, $0 and $1,091,571. The largest amount outstanding since the inception of the loans was $1,669,376. No interest was paid in cash on the loans, although $81,896 of interest was compounded by adding to the outstanding balance of the loans. Upon the closing of the Company’s July 2016 equity raise, the Company completed a recapitalization transaction with the Lender in accordance with to the April 7, 2016 amendment to the Credit Agreement (the “Recapitalization”). Pursuant to the Recapitalization, all of the outstanding principal and interest under the Lender Note was converted into 421,972 shares of common stock and the Lender Warrant was exchanged for 486,111 shares of common stock. In December 2017, the Company determined that it was probable that further advances would not be available from the Lender under this Credit Agreement.

Pursuant to the registration rights agreement executed in connection with the business combination (the “Business Combination”) between the Company, Cullen Agricultural Holding Corp. and Long Island Brand Beverages LLC (“LIBB”), the former members of LIBB (the “LIBB members”), including Mr. Thomas and Thomas Panza, who beneficially owned more than 5% of the Company’s common stock upon completion of the Business Combination, are entitled to demand that the Company register the shares issued to them pursuant to the Merger Agreement under the Securities Act of 1933, as amended. The LIBB members can elect to exercise these registration rights at any time after the closing of the Business Combination. In addition, the LIBB members have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination.

James Meehan, who was the Company’s Chief Accounting Officer until September 19, 2016 was paid $83,077 as compensation as an employee for the year ended December 31, 2016. In 2016, Mr. Meehan also received 12,000 shares of the Company’s common stock for consulting services provided to the Company. In 2015, Mr. Meehan also received a five-year option to purchase 16,000 shares of the Company’s common stock, at an exercise price of $3.75 per share. Upon Mr. Meehan’s resignation, the option to purchase 16,000 shares was forfeited.

Mr. Panza served as the LIBB purchasing manager until October 31, 2016. In connection with this role, for the year ended December 31, 2016, Mr. Panza was paid $70,769. In addition, at the closing of the Business Combination, he received a five-year option to purchase 40,000 shares of the Company’s common stock at an exercise price of $3.75 per share, vesting quarterly in equal proportions over the two year employment term. Upon Mr. Panza’s resignation, the option to purchase 40,000 shares was forfeited.

Cullen Investments Ltd., a company controlled by Eric Watson, who beneficially owned more than 5% of the Company’s common stock during the relevant period, and Petrina Advisors, Inc., a company owned by Paul Vassilakos, a former member of the Board, have paid certain expenses on the Company’s behalf. As of December 31, 2017 and December 31, 2016, accounts payable and accrued expenses to these parties were $0 and $4,032, respectively.

For the years ended December 31, 2017 and 2016, the Company incurred expenses of $45,000 and $0, respectively, payable to an entity whose majority shareholder is Eric Watson, who beneficially owned more than 5% of the Company’s common stock during the relevant period. As of December 31, 2017 and 2016, accounts payable due to this entity were $34,410 and $0.

We record revenue related to sales to Magnum. For years ended December 31, 2017 and 2016, sales to this related party were $879 and $3,451, respectively. As of December 31, 2017 and December 31, 2016, there was $879 and $0, respectively, due from this related party which was included in accounts receivable in the consolidated balance sheets. The Company also purchases product to supplement certain vending sales from this entity. For the year ended December 31, 2017 and 2016, the Company purchased $30,084 and $27,557, respectively, of product from this entity. As of December 31, 2017 and 2016, the outstanding balance due to this entity included in accounts payable was $16,469 and $10,043, respectively.

Effective on March 21, 2017 and May 12, 2017, an entity controlled by Eric Watson, who beneficially owned more than 5% of the Company’s common stock during the relevant period, Philip Thomas, who formerly was the Company’s Chief Executive Officer and beneficially owned more than 5% of the Company’s common stock during the relevant period, Julian Davidson, who formerly was the Company’s Executive Chairman, Richard Allen, who formerly was the Company’s Chief Financial Officer, and Paul Vassilakos, who formerly was a director of the Company, committed to fund the Company’s net cash requirements through May 15, 2018. In consideration of these commitments, the Company granted the entity controlled by Eric Watson a one-year warrant to purchase up to 165,000 shares of the Company’s common stock at an exercise price of $4.18 per share, which expired on March 27, 2018 without being exercised, and a one-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $4.90 per share that will expire on May 12, 2018 if not exercised. The exercise price and number of shares issuable upon exercise of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, stock split, or the Company’s reorganization, merger or consolidation, or the Company’s dissolution in connection with the sale of its assets.

As of April 26, 2018, the Company is indebted to Mr. Watson, a shareholder of the Company, in the principal amount of $57,000. On April 1, 2018, this indebtedness began to accrue interest at the prime rate.

As of December 31, 2017 and 2016, the Company is indebted to Mr. Thomas in the amounts of $70,000 and $0, respectively, for an interest-free short-term loan to the Company. As of April 26, 2018, the Company is indebted to Mr. Thomas, the Company’s former CEO and a shareholder of the Company, in the amount of approximately $160,000, of which $65,000 is bearing interest at 5% per annum.

On December 21, 2017, the Company entered into the Facility with the Lender. Pursuant to the terms of the Facility, the Lender has agreed to make available to the Company a borrowing facility of an aggregate of $2,000,000, with the option to increase this amount to $4,000,000 (the “Extension Amount”) with the consent of the Lender. All amounts owed under the Facility are secured by all of the assets of the Company subject to certain security interests previously granted by the Company to another third party. The Company paid a $100,000 facility fee to the Lender upon execution of the Facility and will be required to pay the Lender an additional fee of 5% of any amounts borrowed under the Extension Amount. The Company also issued to the Lender three-year warrants to purchase 100,000 shares of Common Stock of the Company exercisable at $3.00 per share and agreed to issue to the Lender warrants to purchase an additional 50,000 shares on the same terms for each $1,000,000 drawn on the Extension Amount. Interest on the outstanding amount under the Facility accrues monthly at the rate of 12.5% per annum and is payable quarterly in cash or common stock of the Company, at the Company’s option, at the lower of $3.00 per share or the closing price per share on the day prior to the date the interest payment is due. All principal and any accrued but unpaid interest will be due and payable on December 21, 2018 (“Maturity Date”) and is payable, at the Lender’s option, in cash or shares of common stock of the Company at the lower of (i) $3.00 per share and (ii) the closing price per share on the Maturity Date, but in no event at a price less than $2.00 per share. The Lender also has the option, exercisable at any time prior to the Maturity Date, to have any principal and interest then outstanding converted into shares of common stock of the Company at the lower of (i) $3.00 per share and (ii) the closing price per share on the date of the conversion, but in no event at a price less than $2.00 per share. Notwithstanding the foregoing, in no event will the Company issue to the Lender (as payment of any principal or interest owed under the Facility or upon exercise of any warrants issued thereunder) a number of shares of common stock of the Company in excess of 19.99% of the outstanding common stock of the Company on the date of the Facility. The Company made an initial drawdown on the date of the Facility in the amount of $750,000 and made additional drawdown of $750,000 and $500,000 in January 2018. As a result of the additional drawdowns, the Lender became the beneficial owner of more than 5% of the Company’s common stock. On December 26, 2017, Cavendish converted the initial drawdown of $750,000 and all accrued interest thereon into 250,233 shares, based upon a conversion price of $3.00 per share.

Related Person Policy

The Company has adopted a Related Person Policy that requires the Company (and the Company’s subsidiaries, including LIBB) to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except as approved by unconflicted executives, the Board, or audit committee in accordance with guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company’s audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, the Company will require each of its directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

The Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Messrs. Hayde, Cardella, Carson, Ghosh, Sachdev and Soliman and Ms. Joseph is an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum for services rendered. The fees set forth below include audit fees paid by us.

	2017	2016
Audit fees	$157,670	$103,425
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees (1)	$42,307	$69,630

(1)	For services rendered for all other 2017 and 2016 filings including S-1s, S-3s, S-8s and proxy statements.

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

(3)	The following exhibits:

Exhibit No.	Description

2.1†	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (incorporated by reference from Annex A-1 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.2†	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of April 23, 2015 by and among Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC and Phil Thomas and Thomas Panza (incorporated by reference from Annex A-2 of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

2.3	Hashcove Sale and Purchase Agreement (incorporated by reference from Exhibit 2.1 and 2.2 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex C of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 22, 2017).

3.3	Bylaws (incorporated from Annex D of the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

4.1	Specimen Common Stock Certificate of Long Island Iced Tea Corp (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-201527), originally filed on January 15, 2015).

10.1	Form of Registration Rights Agreement (incorporated from Exhibit 10.3 to Cullen’s Current Report on Form 8-K filed on January 6, 2015).

10.2	Form of Subscription Agreement for September Private Placement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.3	Form of Warrant for September Private Placement (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015).

10.4	Expense Reimbursement Agreement, dated as of November 23, 2015, by and between Long Island Iced Tea Corp. and Magnum Vending Corp. (incorporated from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.5	Credit and Security Agreement, dated as of November 23, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.6	Form of Secured Convertible Promissory Note (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.7	Form of Lender Warrant (incorporated from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.8	Form of Parent Guaranty (incorporated from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 24, 2015).

10.9	Registration Rights Agreement, dated as of December 3, 2015, by and among Long Island Brand Beverages, LLC, Long Island Iced Tea Corp. and Brentwood LIIT Inc. (incorporated from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.10	Pledge and Escrow Agreement, dated as of December 3, 2015, by and among Long Island Iced Tea Corp., Brentwood LIIT Inc. and Graubard Miller. (incorporated from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2015).

10.11	First Amendment to Credit and Security Agreement, effective as of January 10, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016).

10.12	Form of Subscription Agreement for November Private Placement (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.13	Form of Warrant for November Private Placement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.14	Second Amendment to Credit and Security Agreement, effective as of April 7, 2016, by and among Long Island Brand Beverages LLC, Long Island Iced Tea Corp., and Brentwood LIIT Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.15	Form of Subscription Agreement for March Private Placement (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.16	Form of Warrant for March Private Placement (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2016).

10.17	Employment Agreement, dated as of June 1, 2016, by and between Long Island Iced Tea Corp. and Richard B. Allen (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed on June 16, 2016).

10.18	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on June 9, 2016).

10.19	Amended and Restated Consulting Agreement dated as of September 29, 2016 between Long Island Iced Tea Corp. and Julian Davidson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

10.20	Form of Employment Agreement by and between Long Island Iced Tea Corp. and Julian Davidson (incorporated by reference from Exhibit A to the Amended and Restated Consulting Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2016).

10.21*	Amended and Restated 2015 Long-Term Incentive Equity Plan (incorporated by reference from Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on December 15, 2016).

10.22*	Form of Executive Stock Option Agreement (incorporated by reference form Exhibit 10.11 to the Company’s annual Report 10-K filed on March 22, 2016).

10.23*	Amended and Restated Employment Agreement between the Company and Philip Thomas (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2017).

10.24	Form of Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.25*	Separation Agreement, dated as of July 8, 2017, by and between the Company and Richard Allen (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2017).

10.26	2017 Long-Term Incentive Equity Plan (incorporated by reference to Annex A from the Company’s Definitive Proxy Statement on Schedule 14A filed on July 14, 2017).

10.27	Form of Warrant for September 2017 Public Offering (incorporate by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on September 27, 2017).

10.28	Agreement for the Purchase and Sale of Future Receipts, dated as of November 27, 2017, by and between the Company and Radium2 Capital Inc. (incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K filed on April 13, 2018)

10.29	Option and Loan Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on December 22, 2017).

10.30	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on February 20, 2018).

10.31*	Employment Agreement, dated as of February 20, 2018, by and between the Company and Shamyl Malik (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K filed on February 20, 2018).

10.32	Sale and Purchase Agreement, dated as of March 14, 2018 and amended as of March 16, 2016, by and among the Company and the shareholders of Hashcove Limited (incorporated by reference to Exhibits 2.1 and 2.2 from the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.33	Contribution and Exchange Agreement, dated as of March 19, 2018, by and between the Company and Stater Blockchain Limited (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 22, 2018).

10.34	Contribution and Exchange Agreement, dated as of March 21, 2018, by and between the Company and TSLC Pte. Ltd. (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 23, 2018).

21.1	Subsidiaries of the Registrant (previously filed).

23.1	Consent of Marcum LLP (previously filed).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (previously filed).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certifications of Chief Executive Officer (previously filed).

101.INS	XBRL Instance Document (previously filed).

101.SCH	XBRL Taxonomy Extension Schema (previously filed).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (previously filed).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (previously filed).

101.LAB	XBRL Taxonomy Extension Label Linkbase (previously filed).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (previously filed).

†	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). Cullen agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2018.

LONG BLOCKCHAIN CORP.

By:	/s/ Shamyl Malik
Shamyl Malik
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shamyl Malik	Director and Chief Executive	April 30, 2018
Shamyl Malik	Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Tom Cardella	Director	April 30, 2018
Tom Cardella

/s/ William Hayde	Director	April 30, 2018
William Hayde

/s/ John Carson	Director	April 30, 2018
John Carson

/s/ Som Ghosh	Director	April 30, 2018
Som Ghosh

/s/ Loretta Joseph	Director	April 30, 2018
Loretta Joseph

/s/ Ramy Soliman	Director	April 30, 2018
Ramy Soliman

/s/ Sanjay Sachdev	Director	April 30, 2018
Sanjay Sachdev

