Form 10-Q
period 2018-03-31
Long Blockchain Corp.
filed 2018-10-05
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-37808

LONG BLOCKCHAIN CORP.

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

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

Yes [  ] No [X]

As of October 4, 2018, 18,239,942 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG BLOCKCHAIN CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$370,947
Accounts receivable, net	539,828	675,433
Inventories, net	1,676,188	1,598,615
Prepaid expenses and other current assets	208,243	121,987
Total current assets	2,424,259	2,766,982

Property and equipment, net	123,295	137,071
Intangible assets	20,000	20,000
Deferred financing costs	-	157,727
Investments	8,836,664	-
Other assets	157,788	153,341
Total assets	$11,562,006	$3,235,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,839,642	$1,836,279
Accrued expenses	964,752	816,943
Notes payable	1,535,749	688,038
Current portion of automobile loans	8,820	8,730
Current portion of equipment loan	44,867	36,495
Other current liabilities	152,035	92,807
Total current liabilities	4,545,865	3,479,292

Other liabilities	30,000	30,000
Deferred rent	11,102	9,961
Long term portion of automobile loans	6,610	8,850
Total liabilities	4,593,577	3,528,103

Commitments and contingencies, Note 9

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 13,401,880 and 10,189,897 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	1,340	1,019
Additional paid-in capital	37,412,131	27,899,224
Accumulated deficit	(30,445,042)	(28,193,225)
Total stockholders’ equity (deficit)	6,968,429	(292,982)

Total liabilities and stockholders’ equity (deficit)	$11,562,006	$3,235,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net sales	$697,032	$1,113,337

Cost of goods sold	516,339	951,244
Gross profit	180,693	162,093

Operating expenses:
General and administrative expenses	1,621,066	2,005,074
Selling and marketing expenses	628,757	1,502,943
Total operating expenses	2,249,823	3,508,017

Operating loss	(2,069,130)	(3,345,924)

Other expenses:
Other expense	-	(12,378)
Interest expense, net	(182,687)	(96,220)
Total other expenses	(182,687)	(108,598)

Net loss	$(2,251,817)	$(3,454,522)

Unrealized gain on investments	-	12,197

Comprehensive loss	$(2,251,817)	$(3,442,325)

Weighted average number of common shares outstanding – basic and diluted	10,602,949	8,073,559

Basic and diluted net loss per share	$(0.21)	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2018	10,189,897	$1,019	$27,899,224	$(28,193,225)	$(292,982)

Issuance of common stock to consultants, employees, and vendors	39,266	4	116,223	-	116,227
Issuance of common stock to the Advisory Board and Board of Directors	87,546	8	265,111	-	265,119
Issuance of common stock for investment in Stater	1,135,435	114	3,201,813	-	3,201,927
Issuance of common stock for investment in CASHe	1,949,736	195	5,634,542	-	5,634,737
Issuance warrants to Big Geyser	-	-	15,150	-	15,150
Stock based compensation	-	-	122,342	-	122,342
Beneficial conversion feature under the 2017 Cavendish Loan Agreement	-	-	157,726	-	157,726
Net loss	-	-	-	(2,251,817)	(2,251,817)

Balance at March 31, 2018	13,401,880	$1,340	$37,412,131	$(30,445,042)	$6,968,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,251,817)	$(3,454,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	35,014	257,787
Depreciation and amortization expense	31,389	42,619
Deferred rent	1,141	(904)
Loss on sale of securities	-	11,458
Warrants issued to distributor	15,150	-
Stock-based compensation	122,342	630,230
Amortization of debt discount	151,494	-
Amortization of deferred financing costs	-	111,580
Changes in assets and liabilities:
Accounts receivable	100,591	(285,308)
Inventory	(77,573)	113,464
Prepaid expenses and other current assets	(86,256)	(80,888)
Other assets	(4,447)	3,162
Accounts payable	119,590	250,253
Accrued expenses	412,925	272,235
Other current liabilities	(22,807)	-
Total adjustments	798,553	1,325,688

Net cash used in operating activities	(1,453,264)	(2,128,834)

Cash Flows From Investing Activities
Proceeds from sale of short term investments	-	803,946
Purchases of property and equipment	-	(29,564)
Release of restricted cash	-	103,603
Purchase of short term investments	-	(16,341)

Net cash provided by investing activities	-	861,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Financing Activities
Repayment of automobile loans	(2,150)	(5,128)
Repayment of equipment loans	(9,242)	(8,223)
Proceeds from 2017 Cavendish Loan Agreement	1,250,000	-
Repayment of line of credit	-	(1,280,275)
Repayments to Radium	(238,326)	-
Proceeds from the January public offering, net of costs	-	1,429,740
Advances from a related party	95,308	-
Repayments to a related party	(70,273)	-
Advances from a stockholder	57,000	-

Net cash provided by financing activities	1,082,317	136,114

Net decrease in cash	(370,947)	(1,131,076)

Cash, beginning of period	370,947	1,249,550

Cash, end of period	$-	$118,474

Cash paid for interest	$1,028	$1,868

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors and employees to satisfy accounts payable	$116,227	$771,501
Issuance of common stock to directors to satisfy accrued compensation	$265,119	$-
Beneficial conversion feature under the Loan Agreement	$157,726	$-
Issuance of common stock for investment in Stater	$3,201,927	$-
Issuance of common stock for investment in CASHe	$5,634,737	$-
Purchase of equipment with loan payable	$17,614	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN

Business Organization

Long Blockchain Corp., (formerly known as Long Island Iced Tea Corp.) a Delaware corporation (“LBCC”), was formed on December 23, 2014. LBCC is the parent of Long Island Brand Beverages LLC (“LIBB”), Cullen Agricultural Holding Corp. (“Cullen”), Long Island Iced Tea Corp., a Delaware corporation formed on February 12, 2018 (“LIIT”) and Stran Loyalty Group, Inc., a Delaware corporation formed July 26, 2018 (“SLGI”), (collectively the “Company”).

Overview

Since May 27, 2015, the Company’s operations have consisted principally of a beverage business, focused on serving the ready-to-drink segment of the market. On December 21, 2017, the Company announced that it was expanding its attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. The Company changed its name from “Long Island Iced Tea Corp.” to “Long Blockchain Corp.” and designated www.longblockchain.com as the Company’s web domain. The Company also changed its trading symbol from “LTEA” to “LBCC” in connection with this name change. At such time, the Company announced that it would continue to operate the beverage business.

On February 20, 2018, in connection with the pivot of the Company’s operation toward Blockchain, Mr. Philip Thomas, the Company’s President and Chief Executive Officer (“CEO”) resigned and simultaneously, the Company’s board of directors appointed Mr. Shamyl Malik as CEO. Earlier, on January 2, 2018, Mr. Malik had been appointed to serve on the Company’s Board of Directors. The Company announced at this time that it would seek to spin out the beverage business to the Company’s shareholders (“Beverage Spin Out”). However, the Company also continually evaluates other strategic opportunities for the beverage business as they arise, including the licensing of the product to third parties, raising capital, and a sale of the business, although the board of directors has not determined to pursue any specific opportunity at this time.

At the time of the pivot, the board of directors appointed three of its members to provide oversight of the beverage operations (“Beverage Committee”). The board of directors’ also tasked Mr. Thomas, under the direction of the Beverage Committee, with providing day to day operational control and management of the beverage business, including pursuing strategies to lower the liquidity requirements.

The Blockchain Business

On December 21, 2017, the Company announced that it was expanding its attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology.

The Company’s management has been and will continue to pursue and evaluate investments, ventures, alliances and other strategic relationships in the blockchain space. During January 2018, the Company had entered into an agreement to purchase equipment for a crypto currency mining operation, however, the Company was not able to raise the capital to consummate this transaction. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On March 19, 2018 and March 22, 2018, the Company purchased minority share investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”), respectively (See Note 3).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Loyalty, Incentive, Reward and Gift Card Business

Given the challenges of raising capital for its blockchain business, the Company made the decision to develop an operating business through which the Company could build and exploit blockchain applications. The Company determined that an opportunity existed for such an operating business within the loyalty, incentive, reward and gift card space. On July 27, 2018, the Company announced the formation of a new business, Stran Loyalty Group (“SLG”), to be operated within the Company’s newly formed SLGI subsidiary, focused on providing loyalty, incentive, reward, and gift card programs (“Loyalty Programs”) to a wide variety of corporate and consumer brands. At the same time, the Company entered into an agreement with Stran and Company (“Stran”) to provide certain industry expertise and operating support (See Note 4).

Andrew Shape Appointed as CEO and Chairman of the Board

On July 26, 2018, the Company entered into an employment agreement with Andrew Shape to serve as the Company’s Chief Executive Officer and Chairman of the Board. Mr. Shape is also the President of Stran, and is expected to continue to serve in such role for Stran. The employment agreement with the Company provides for Mr. Shape to receive a base salary of $200,000 per annum, paid in equal, quarterly installments through the issuance of restricted shares of the Company’s common stock, at a per share price equal to 85% of the average closing price for the 10 trading days prior to the end of each such quarter, but in any event not less than $0.30 per share. Such shares will be issued pursuant to the Company’s 2017 Long-Term Incentive Equity Plan. Simultaneously, Mr. Shamyl Malik resigned his positions as CEO and Chairman of the Board (See Note 9).

The Beverage Business

The Company’s beverage business is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. The beverage business is currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe.

Through its beverage business, the Company offers iced tea and lemonade, in sweet, lower calorie and diet formulations, and principally in 18oz. bottles. The iced tea and lemonade are offered in a variety of flavors.

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with additional distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of March 31, 2018, the Company’s products are available in approximately 16 states, the Caribbean and in Canada.

Liquidity and Going Concern

From inception, the Company has financed its operations through the issuance of debt and equity, and through utilizing trade credit with its vendors. The Company will require additional capital to fund the operating losses of the existing beverage business, as well as to fund the development of the loyalty and blockchain business.

As of March 31, 2018, the Company had cash of $0. As of March 31, 2018, the Company had a working capital deficit of $2,121,606. The Company incurred a net loss of $2,251,817 for the three months ended March 31, 2018. As of March 31, 2018, the Company’s stockholders’ equity was $6,968,429. As of October 4, 2018, the Company had cash of approximately $480,000.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Liquidity and Going Concern, continued

Pursuant to a Loan and Option Agreement dated December 20, 2017 (the “2017 Cavendish Loan Agreement”) with Court Cavendish Ltd. (“Cavendish”), on January 15, 2018 and January 30, 2018, the Company borrowed $750,000 and $500,000, respectively, under this arrangement. On May 3, 2018, the Cavendish Loan Agreement was amended and the Company drew an additional $1,000,000, with $500,000 available to borrow, subject to approval from the lender (See Note 6).

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company being able to generate cash flows from its operations, as well by obtaining proceeds from additional financings. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

There are no assurances that the Company will be able to generate cash flow from its operations and/or raise required capital on terms acceptable to the Company or at all. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its current operations, as well as defer, delay and/or curtail its effort to develop the loyalty and blockchain business. These steps may include reductions in personnel or other operating cost reductions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. The Company accounts for its investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities , which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, the Company measures the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Beginning on January 1, 2018, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time other than those discussed in Note 8. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied at that time.

The following table presents our revenues disaggregated by geographical region:

	For the Three Months Ended March 31,
	2018	2017
United States	$575,006	$1,059,772
Caribbean	122,026	53,565
Total	$697,032	$1,113,337

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Marketing Programs, including Sign On and Sales Incentives

The Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the three months ended March 31, 2018 and 2017, these allowances resulted in reductions in net sales of $105,878 and $45,165, respectively. Included in these amounts for the three months ended March 31, 2018 and 2017 are costs of $15,150 and $0, respectively, representing the non-cash costs of a sign-on incentive, presented net of mark-to-market adjustments for unvested awards related to warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”) (See Note 8).

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $78,987 and $25,290, for the three months ended March 31, 2018 and 2017, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $131,461 and $51,642 for the three months ended March 31, 2018 and 2017, respectively.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $0 and $176,862 for the three months ended March 31, 2018 and 2017, respectively.

Operating Leases

The Company records rent related to its operating leases on a straight line basis over the lease term.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Checks outstanding in excess of related book balances are included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable, net, is as follows:

	As of
	March 31, 2018	December 31, 2017
Accounts receivable, gross	$999,915	$1,286,786
Allowance for doubtful accounts	(460,087)	(611,353)
Accounts receivable, net	$539,828	$675,433

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with one bank. The Company is exposed to credit risk with regard two customers who accounted for 15% and 11%, or 26% in the aggregate of accounts receivable, net, as of March 31, 2018 and two customers who accounted for 18% and 10%, or 28% in the aggregate of accounts receivable, net as of December 31, 2017. The Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea, lemonade and ALO Juice. As of March 31, 2018 and December 31, 2017, included in inventory was finished goods inventory with a cost of approximately $108,000 and $201,000, net of inventory reserves, respectively, which has been delivered to one or more of the Company’s distributors and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 2018 and December 31, 2017, the Company recorded inventory reserves of $89,716 and $200,775, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	March 31, 2018	December 31, 2017
Finished goods	$1,060,275	$934,087
Raw materials and supplies	615,913	664,528
Total inventories	$1,676,188	$1,598,615

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended March 31, 2018 and 2017, depreciation expense was $31,389 and $41,369, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these unaudited condensed consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For The Three Months Ended March 31,
	2018	2017
Options to purchase common stock	499,784	862,964
Convertible debt	481,022	-
Warrants to purchase common stock	1,369,320	635,570
Total potentially dilutive securities	2,350,126	1,498,534

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the practical expedient exception. An entity may elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842) (“ASU-2016-02”), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its condensed consolidated financial statements and related disclosure, and anticipates the guidance to result in increases in its assets and liabilities as most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards, continued

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard was applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company has determined that its methods of recognizing revenues will not be significantly impacted by the new guidance.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company believes that the adoption of the ASU may have an impact on the Company as it pursues its strategy to develop its business.

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”). The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Based upon the Company’s preliminary assessment, the adoption of this new standard is not expected to have a material impact on the Company’s condensed consolidated financial position or its results of operations.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards, continued

In July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842, Leases (Topic 842) (“ASU-2018-10”), which contains amendments (related to Update 2016-02) to the Codification regarding leases. Fourteen areas of improvement where amendments were applied include the following:

●	Residual Value Guarantees
●	Rate implicit in the lease
●	Lessee reassessment of lease classification
●	Lessor reassessment of lease term and purchase option
●	Variable lease payments that depend on index or a rate
●	Investment tax credits
●	Lease term and purchase option
●	Transition guidance for amounts previously recognized in business combinations
●	Certain transition adjustments
●	Transition guidance for leases previously classified as capital leases under Topic 840
●	Transition guidance for modifications to leases previously classified as direct financing or sales-type leases under topic 840
●	Transition guidance for sale and lease back transactions
●	Impairment of net investment in lease
●	Unguaranteed residual asset

ASU 2018-10 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its condensed consolidated financial position and its results of operations.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards, continued

In July 2018, the FASB issued ASU 2018-11-Leases (Topic 842) (“ASU-2018-11”), which requires an entity to separate lease components from nonlease components (for example, maintenance services or other activities that transfer a good or service to the customer other than the right to use the underlying asset) in a contract. The lease components shall be accounted for in accordance with the new leases standard. An entity should account for the nonlease components in accordance with other Topics (for example, Topic 606, Revenue from Contracts with Customers, for lessors). The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). The new leases standard also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The amendments in this Update address stakeholders’ concerns about the requirement for lessors to separate components of a contract by providing lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. ASU 2018-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted The Company is currently evaluating the effect that this guidance will have on its condensed consolidated financial position and its results of operations.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, other than described in Notes 1, 4, 6, 9, 11 and 12, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3- INVESTMENTS

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- INVESTMENTS (CONTINUED)

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

Upon closing the Company was permitted to have its then CEO join the Stater board. However, no such appointment was ever consummated. Ramy Soliman, SBL’s Chief Executive Officer, was appointed as a director of the Company.

Upon closing, the Company, SBL and Long Island Iced Tea Corp. (“SpinCo”) entered into a voting agreement (the “Voting Agreement”), pursuant to which SBL agreed, if necessary, to vote its LBC Shares (i) in favor of the Beverage Spin Out, and/or (ii) if requested by the Company against any agreement which would prevent the Beverage Spin Out. Additionally, until the earlier of (i) one year from the consummation of the Beverage Spin Out or (ii) the date on which the shares of SpinCo received in the Beverage Spin Out (“SpinCo Shares”) become listed on a national securities exchange, in the event any vote of SpinCo’s stockholders is necessary to effectuate any corporate action, SBL agreed to vote the SpinCo Shares it directly or indirectly receives upon consummation of the Beverage Spin Out (i) in favor of any corporate action recommended by the then existing board of directors of SpinCo and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated. Pursuant to the Voting Agreement, SBL also agreed to appoint the Company or SpinCo as the Stockholder’s proxy to vote SBL’s LBC Shares or SpinCo Shares, as applicable, if so requested by the Company. The voting requirements set forth in the Voting Agreement shall expire if the Spinoff is not consummated by November 13, 2018 or if prior to such date, the Company’s board of directors unanimously decides not to proceed with the Beverage Spin Out.

The Company has adopted ASU 2016-01 during the first quarter 2018 and determined that the equity securities that were received from SBL are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. The adoption of ASU 2016-01 was done on a prospective basis and any changes in the carrying value of the equity securities will be reported in our current earnings as other expense, net.

Consideration for the purchase of the SBL securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $3,201,927 was based upon the fair value of LBCC’s shares to SBL on the date such shares were issued to SBL. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at March 31, 2018.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- INVESTMENTS (CONTINUED)

Agreement with CASHe

On March 22, 2018, the Company entered into and closed on a contribution and exchange agreement (the “CASHe Agreement”), with TSLC.

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

Pursuant to the CASHe Agreement, TSLC issued the Company 1,145,960 shares of its voting capital stock (the “TSLC Capital Stock”), equal to 7.00% of the TSLC Capital Stock on a fully diluted basis, in exchange for (i) 1,949,736 shares of the Company’s common stock, equal to 17.00% of the Company’s total common stock issued and outstanding as of the date of the CASHe Agreement, and (ii) the right to receive, if a Material Adverse Effect (as defined in the CASHe Agreement) occurs with respect to the Company within ninety (90) days of the date of the CASHe Agreement, an additional 332,602 shares of the company’s common stock, equal to 2.90% of the Company’s total issued and outstanding common stock as of the date of the CASHe Agreement. As of April 12, 2018, the Company was delisted from NASDAQ, which triggered the Material Adverse Effect under the CASHe Agreement, and an obligation of LBCC to issue to TSLC an additional 332,602 shares of its common stock.

Pursuant to the CASHe Agreement, one person from TSLC may be appointed to the Company’s board of directors. On April 23, 2018, Mr. Sanjay Sachdev was appointed to the Company’s board of directors.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- INVESTMENTS IN EQUITY SECURITIES (CONTINUED)

Agreement with CASHe, continued

The Company has agreed (a) to use its reasonable best efforts to file a registration statement to register the resale of the Company’s common stock issued pursuant to the CASHe Agreement as soon as practicable and have such registration statement declared effective as soon as possible thereafter and, (b) file any necessary notices with the OTC Markets, relating to the Company’s common stock as soon as reasonably possible to allow shares issued pursuant to the TSLC Agreement to be traded on the OTC.

The Company determined that the equity securities that were received from TSLC are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. The adoption of ASU 2016-01 was done on a prospective basis and any changes in the carrying value of the equity securities will be reported in our current earnings as other expense, net.

Consideration for the purchase of the TSLC securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $5,634,737 was based upon the fair value of the Company’s shares on the date issued to TSLC. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at March 31, 2018.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FORMATION OF THE STRAN LOYALTY GROUP

In furtherance to the Company’s formation of its Loyalty Programs business, on July 26, 2018, SLGI entered into a twelve month agreement with Stran & Company, Inc. (“Stran”), pursuant to which Stran and its affiliates will provide services in connection with the Loyalty Programs business (the “Stran Agreement”). The principal owner of Stran is also a stockholder of the Company. Pursuant to the Stran Agreement, Stran has transferred to SLGI its sole Loyalty Programs customer account. Stran shall provide to SLGI management, sales, accounting, operations, administrative and other services, as well as office space, equipment, software and utilities for employees of SLGI, as necessary for the operation of the loyalty programs. The services of Stran shall be provided to SLGI at Stran’s cost. SLGI shall be the principal for accounting purposes for the Loyalty Programs business. The Company believes that its relationship with Stran will help to accelerate its development of customers and solutions that will help it to grow its loyalty and blockchain business.

Upon the inception of the Stran Agreement, the Company issued to Stran 2,500,000 shares of its common stock, which vest based upon performance, as an incentive to Stran for its efforts to develop SLGI’s Loyalty Programs business (the “Stran Shares). Upon issuance, the Stran Shares have a restrictive legend, are subject to lockups and are being held in escrow until such time that the restrictions can be released upon performance, as outlined in the table below. The Stran Shares shall be earned based upon SLGI having achieved the performance levels for revenue, net of allowances (“Net Revenue”) and Adjusted Earnings before Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”), divided by Net Revenue (“Adjusted EBITDA Margin”) for each of the two one year periods following the effective date of the Stran Agreement, each as further defined with the Stran Agreement. Furthermore, Stran is eligible to earn shares in addition to the Stran Shares, based upon the performance as outlined below.

Vesting of the Stran Shares (Year One)

Level	Net Revenue	Adjusted EBITDA Margin	Number of Shares Earned
-	Less than $625,000		No shares shall be earned for the first year performance
i	More than $625,000 and less than $1,250,000	Less than 20%	The number of shares earned shall be based upon net revenue for year one, divided by the average of the share price of the Company’s common stock for the last 30 days of the year one measurement period, but in any event, not more than 1,750,000 shares of common stock
ii	More than $625,000 and less than $1,250,000	Equal to or greater than 20%	1,750,000 shares shall be earned
iii	Equal to or greater than $1,500,000	Equal to or greater than 25%	2,250,000 shares shall be earned, plus Stran shall earn additional shares of common stock equal to 1.25 multiplied by the amount of SLGI’s Net Revenue for year one that is greater than $1,500,000, divided by the average of the share price of the Company’s common stock for the last 30 days of the year one measurement period,

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FORMATION OF THE STRAN LOYALTY GROUP (CONTINUED)

Vesting of the Stran Shares (Year Two)

Net Revenue	Adjusted EBITDA Margin	Number of Shares Earned
Less than $1,750,000	Less than 20%	The number of shares earned shall be based upon net revenue for year two divided by the trailing 30 day share price of the Company’s common stock, but in any event, not more than 2,000,000 shares of common stock
Equal to or greater than $1,750,000 and less than $2,250,000	Equal to or greater than 20%	2,000,000 shares shall be earned
Equal to or greater than $2,250,000	Equal to or greater than 25%	2,250,000 shares shall be earned, plus Stran shall earn additional shares of common stock equal to 1.25 multiplied by the amount of SLGI’s Net Revenue for year one that is greater than $2,250,000, divided by the average of the share price of the Company’s common stock for the last 30 days of the year two measurement period.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FORMATION OF THE STRAN LOYALTY GROUP (CONTINUED)

Loyalty, Incentive, Reward and Gift Card Business, continued

In connection with the execution of the Stran Agreement, Andrew Stranberg, a controlling person of Stran, entered into a subscription agreement with the Company, pursuant to which Mr. Stranberg purchased 1,500,000 shares of the Company’s common stock for $0.40 per share, or an aggregate of $600,000. The Company also issued to Mr. Stranberg a three-year warrant to purchase 450,000 shares of its common stock at an exercise price of $0.50 per share. In addition, Stran and its affiliates will have the option to purchase, at any time prior to July 31, 2019, up to an additional 1,500,000 shares of the Company’s common stock, at a price of $0.40 per share, for a total additional purchase price of up to $600,000.

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s former Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of March 31, 2018 and December 31, 2017, the outstanding balance on the equipment loan was $27,620 and $36,495, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES

Radium2 Capital Inc.

On November 27, 2017, the Company completed the Radium Agreement with Radium2 Capital Inc. (“Radium”). Pursuant to the Radium Agreement, the Company received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of the Company’s gross sales, until the Company has repaid a total of $986,250. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, amortized using the interest method over the expected term of the arrangement. As of March 31, 2018, the balance of the obligation, net of the discount was $543,434, and was presented as note payable, current, within the condensed consolidated financial statements. Since the repayment terms are based upon the Company’s actual future sales, which are not fixed, the Company classified the obligation as a current liability. During the three months ended March 31, 2018, accreted discount amortization was $93,721, and was reflected as interest expense within the condensed consolidated statements of operations and comprehensive loss.

Court Cavendish Ltd.

On December 20, 2017, the Company entered into the 2017 Cavendish Loan Agreement with Cavendish. The 2017 Cavendish Loan Agreement provided for the availability of an initial $2,000,000 (“Initial Facility Amount”), for two extensions of $1,000,000 each (“Extended Facility Amount”, and together with the Initial Facility Amount, the “Facilities”), as long as the Company continued moving towards specific ventures related to the blockchain technology, to increase the Facilities to $4,000,000 subject to Cavendish’s approval. Interest on the Facilities shall accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance commencing on the date of the first drawdown and shall be due and payable, without demand or notice, at the Company’s election quarterly in cash or in shares of the Company valued at the lower of $3.00 or the closing price per share on the preceding date the interest payment is due. All principal and accrued interest under the Facilities is due and payable on December 21, 2018. On such date, at Cavendish’s election, the Company shall repay the outstanding amount together with accrued interest either in cash or in shares of the Company at the lower of $3.00 or the closing price per share on such date, but not lower than $2.00 per share. See below regarding the effect of an amendment to the 2017 Cavendish Loan Agreement, which impacted the conversion and other terms of the agreement. In connection with the 2017 Cavendish Loan Agreement, a facility fee of 5% (“Original Issue Discount” or “OID”) of each of the Initial Facility Amount and the Extended Facility Amount is payable on the date of the first drawdown under each such facility and payable in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the initial $750,000 funding under the 2017 Cavendish Loan Agreement.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company received an additional drawdown of $750,000 of the Initial Facility Amount on January 15, 2018. The Company received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018. On April 12, 2018, upon the Company’s delisting from NASDAQ (See Note 9), Cavendish notified the Company that the remaining amount under the Extended Facility Amount would no longer be available to the Company.

The Company evaluated the January 15, 2018 funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, the Company determined that after the effect of the OID attributed to this funding and the warrant, that the effective conversion price was $2.13 per share. With a market price of the Company’s common stock on December 20, 2017, of $2.44, the Company determined that there was a beneficial conversion with a value of $94,636. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

The Company evaluated the January 20, 2018 funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, the Company determined that after the effect of the OID attributed to this funding and the warrant, that the effective conversion price was $2.13 per share. With a market price of the Company’s common stock on December 20, 2017, of $2.44, the Company determined that there was a beneficial conversion with a value of $63,090. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

During the three months ended March 31, 2018, amortization of debt discount in connection with the 2017 Court Cavendish loans was $57,773.

On May 3, 2018, the Company and Cavendish entered into an amendment to the 2017 Cavendish Loan Agreement (the “Cavendish Restated Facility”). Pursuant to the Cavendish Restated Facility, Cavendish agreed to make available a first extension of $1,500,000 (“First Extension”), of which $1,000,000 was drawn upon on May 8, 2018. The Company may make a request for a second extension for up to an additional $500,000. On the date of the first drawdown of the First Extension, the Company paid to Cavendish a facility fee of 7%, which the Company elected to pay in 262,500 shares of the Company’s common stock valued at $0.40 per share, which were issued on August 6, 2018.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES (CONTINUED)

Court Cavendish Ltd., continued

In connection with the First Extension under the Cavendish Restated Facility, the Company agreed to issue Cavendish a warrant to purchase 1,200,000 shares to the Company’s common stock. This warrant has an exercise price of $0.50, expires four years from the date of issuance, and has a cashless exercise feature. Upon each drawdown under the second extension, a warrant to purchase 0.8 shares of common stock per dollar of the drawdown will be issued with the same terms as the warrant issued under the First Extension.

Interest under both the First Extension and the Initial Facility Amount will continue to accrue at 12.5% per annum and is payable quarterly in cash or shares of the Company’s common stock valued at $0.40 per share.

Pursuant to the terms of the Restated Cavendish Facility, Cavendish has the option, at the maturity date or any time prior to the maturity date, to convert all amounts owed under the Cavendish Restated Facility and the Initial Facility Amount into shares of the Company’s common stock at a price per share such that the average conversion price of all shares issued to Cavendish upon conversion, including shares previously issued upon conversion of the initial $750,000 advanced under the Initial Facility Amount, is $0.40 per share.

NOTE 7 – STOCKHOLDERS’ (DEFICIT) EQUITY

2018 Issuances

On March 9, 2018, the Company issued 87,546 shares of common stock to members of the advisory board and board of directors of the Company. The shares were issued in satisfaction of accrued fees and had a fair value of $265,119.

On March 9, 2018, the Company issued 39,266 shares of common stock to employees and consultants of the Company. These shares were issued in satisfaction of accounts payable. The shares were valued based upon the value of services provided and had an aggregate fair value of $116,227.

NOTE 8 – STOCK-BASED COMPENSATION

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options

On February 19, 2018, the Company’s board of directors approved the issuance of stock options to various employees to purchase 22,250 shares of the Company’s common stock. The options expire five years from the date of grant, have an exercise price of $3.23 per share, and vest one-third on the date of grant and one-third on each of February 19, 2019 and February 19, 2020. These options have a grant date fair value of $51,156.

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Stock price	$3.23	$3.88-$4.32
Exercise price	$3.23	$4.09-$5.00
Dividend yield	0%	0%
Expected volatility	120%	72-75%
Risk-Free interest rate, per annum	2.38%	1.43%-1.57%
Expected life (in years)	3.00	2.58-3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	550,534	$4.34	$2.72

Granted	22,250	3.23	2.30
Expired, forfeited or cancelled	(73,000)	4.18	1.36

Outstanding at March 31, 2018	499,784	$4.32	$2.90	0.96	-
Exercisable at March 31, 2018	472,118	$4.34	$2.94	0.76	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of March 31, 2018, there was a total of $51,086 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2020 with a weighted average remaining life of 1.42 years.

The Company accounts for all stock-based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award or the fair value of the service provided whichever is most readily determinable.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the three months ended March 31, 2018, the Company recognized a reversal of revenue reduction of $18,975 related to this warrant as the required sales levels will not be achieved.

On April 24, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a second warrant to purchase 95,000 shares of the Company’s common stock at an exercise price that will be equal to the average of the closing prices of the common stock for the thirty consecutive trading days ending on April 23, 2018 (or the 30 days preceding the beginning of the measurement period for this warrant). The warrant vests depending on certain sales levels achieved by that distributor during the period April 24, 2018 through April 23, 2019. The warrant has an expiration date of April 23, 2022. The initial valuation of this warrant will not occur until the measurement period begins on April 24, 2018.

On April 24, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products (vested on June 5, 2017), 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products (vested on March 13, 2018), and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the three months ended March 31, 2018, the Company recorded a reduction of revenue of $34,125 related to this warrant.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2018	1,534,320	$4.19	-
Issued	-	$-	-
Expired	(165,000)	$4.18	-
Outstanding March 31, 2018	1,369,320	$4.45	2.0
Exercisable at March 31, 2018	1,054,320	$4.44	1.4

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three months ended March 31, 2018 and 2017:

	For the Three Months ended March 31,
	2018	2017
Stock options	$122,342	$375,904
Warrants	-	172,526
Common Stock	-	81,800
Total	$122,342	$630,230

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months ended March 31,
	2018	2017
General and administrative expenses	$106,333	$421,817
Sales and marketing expenses	16,009	208,413
Total	$122,342	$630,230

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters in the ordinary course of business will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows. Legal costs related to these matters are expensed as they are incurred.

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

NASDAQ Delisting

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

The Company appealed the foregoing delisting to a NASDAQ Hearings Panel, which appeal hearing was held on March 22, 2018. On April 10, 2018, the Company was notified that the NASDAQ Hearings Panel determined to affirm the delisting of the Company’s shares from NASDAQ, and suspended trading effective at the open of business on April 12, 2018. The Company applied for its common stock to be quoted on the OTCQB Market. Effective April 12, 2018, the Company’s common stock became eligible for trading and quotation on the Pink Current Information tier by the OTC Markets Group Inc. (the “OTC”). The Company’s trading symbol has continued to be LBCC.

SEC Subpoena

The Company has received a subpoena from the staff of the Securities and Exchange Commission (the “SEC”), dated July 10, 2018, seeking the production of certain documents. The Company is fully cooperating with the SEC’s investigation. The Company cannot predict or determine whether any proceeding may be instituted by the SEC in connection with the subpoena or the outcome of any proceeding that may be instituted.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company and who manage certain customer accounts for the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of collected sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $10,145 and $14,206 for the three months ended March 31, 2018 and 2017, respectively.

Employment Agreements

Shamyl Malik

Effective February 20, 2018, the Company appointed Shamyl Malik, an existing Director, to the additional role of Chief Executive Officer of the Company. The Company and Mr. Malik entered into a one-year employment agreement, pursuant to which Mr. Malik would receive a base annual salary of $250,000, and for the first six months of his employment, his salary would have been paid in shares of common stock of the Company.

On July 27, 2018, the Company entered into a separation agreement with Mr. Malik (“Malik Separation Agreement”), pursuant to which Mr. Malik waived all rights to compensation earned during the term of his employment. The Malik Separation Agreement provides Mr. Malik with reimbursement of certain expenses incurred by him and release from noncompetition restrictions contained in his employment agreement. In exchange for such benefits, Mr. Malik executed a general waiver and release of claims. The Separation Agreement contains provisions for protection of the Company’s confidential information.

Phillip Thomas

On February 20, 2018, Phillip Thomas terminated his employment agreement with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities, and resigned as a director of the Company. According to Mr. Thomas’ employment agreement, he is entitled to be paid nine months of his base salary, all valid expense reimbursements and all accrued but unused vacation pay. As of March 31, 2018, the Company included $187,500 in accrued expenses within the condensed consolidated balance sheets related to this obligation. Further, stock options granted to Mr. Thomas became fully vested and may be exercised for up to one year from the termination date.

Leases

On July 14, 2017, the Company entered into a lease agreement for its principal office and warehouse space in Farmingdale, NY. The lease commenced on August 15, 2017 and extends through September 30, 2022. The Company has the option to extend the lease for an additional three years. Pursuant to the lease agreement, the first month’s rent is $8,250 per month, with rent for the first month at no cost. The Company is obligated for taxes and an annual escalation of 3%. Rent expense is accounted to on a straight line basis based upon the total expected rent over the lease term.

Rent expense for the three months ended March 31, 2018 and 2017 was $28,613 and $11,458, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases, continued

Total future minimum payments required under the Farmingdale lease are as follows:

Year Ended December 31,
2018 (nine months)	$75,235
2019	102,983
2020	106,073
2021	109,255
2022	83,564
Total	$477,110

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended March 31, 2018 and 2017 was $7,319 and $9,421, respectively.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2018 and 2017, four customers accounted for 32%, 15%, 12%, and 11% or 70% in the aggregate, and two customers accounted for 35%, and 10%, or 45% in the aggregate, of the Company’s net sales, respectively.

For the three months ended March 31, 2018 and 2017, 3 vendors accounted for 36%, 21%, and 14% or 71% in the aggregate, and two vendors accounted for 31%, and 22%, or 53% in the aggregate, of purchases, respectively.

NOTE 11 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, former CEO, former member of the Board of Directors, and current stockholder. Mr. Thomas is also an employee of this related entity. For the three months ended March 31, 2018 and 2017, sales to this related party were $620 and $269, respectively. As of March 31, 2018 and December 31, 2017, there was $1,499 and $879, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. For the three months ended March 31, 2018 and 2017, the Company purchased $3,604 and $3,342, respectively, of product from this entity. As of March 31, 2018 and December 31, 2017, the outstanding balance due to this entity included in accounts payable was $7,857 and $16,469, respectively.

As of March 31, 2018, the Company is indebted to Mr. Thomas in the amount of $95,035 for an interest-free short-term loan to the Company. This loan is included in other current liabilities within the condensed consolidated balance sheets. As of September 30, 2018, the Company is indebted to Mr. Thomas for interest free short-term loans in the aggregate amount of approximately $270,000.

As of March 31, 2018, the Company is indebted to Mr. Eric Watson, a shareholder of the Company, in the amount of $57,000. This loan is included in other current liabilities within the condensed consolidated balance sheets and was repaid in full on May 31, 2018.

For the three months ended March 31, 2018 and 2017, the Company incurred expenses of $0 and $0, respectively, related to an entity whose majority shareholder is Eric Watson, who beneficially owned approximately 5.6% of the Company as of March 31, 2018. As of March 31, 2018 and December 31, 2017, accounts payable due to this entity were $34,410 and $34,410, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

Share issuances

On June 5, 2018, the Company issued 198,805 shares of the Company’s common stock to a vendor of the Company.

On August 6, 2018, the Company issued 215,750 shares of the Company’s common stock to consultants of the Company.

On September 28, 2018, the Company issued 161,007 shares of the Company’s common stock to a vendor of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us”, or “our” or to “our company” or “the Company” refer to Long Blockchain Corp., a holding company, and its wholly owned subsidiaries, including Long Island Brand Beverages LLC (“LIBB”), Long Island Iced Tea Corp (“LIIT”), Stran Loyalty Group, Inc (‘SLGI”), and Cullen Agricultural Holding Corp. (“Cullen”).

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

The forward-looking statements contained are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of our annual report on Form 10-K filed on April 12, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

Until December 2017, we were focused exclusively on the ready-to-drink segment of the beverage industry. In December 2017, we announced that we were shifting our primary corporate focus towards the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. In connection with the shift in strategic direction, we changed our name to “Long Blockchain Corp.” and reserved the web domain www.longblockchain.com. We also changed our trading symbol from “LTEA” to “LBCC” in connection with the name change.

Blockchain Business

Our management has been and will continue to pursue and evaluate investments, ventures, alliances and other strategic relationships in the blockchain space.

Mining and Fintech Businesses

Our initial exploration of the blockchain space focused on crypto-currency mining and financial technology business. During January 2018, we entered into an agreement to purchase equipment for a crypto currency mining operation, however, we were not able to raise the capital to consummate this transaction. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On March 19, 2018 and March 22, 2018, the Company purchased investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”), respectively.

Loyalty, Incentive, Reward and Gift Card Business

Given the challenges of raising capital for our blockchain business, we made the decision to develop an operating business through which we could build and exploit blockchain applications. We determined that an opportunity existed for such an operating business within the loyalty, incentive, reward and gift card space. On July 27, 2018, we announced the formation of a new business to be operated within our newly formed SLGI subsidiary, focused on providing loyalty, incentive, reward, and gift card programs (“Loyalty Programs”) to a wide variety of corporate and consumer brands. At the same time, we entered into an agreement with Stran and Company (“Stran”) to provide certain industry expertise and operating support. The principal owner of Stran is also a stockholder of the Company.

Andrew Shape Appointed as CEO and Chairman of the Board

On July 26, 2018, we entered into an employment agreement with Andrew Shape to serve as our Chief Executive Officer and Chairman of the Board. Mr. Shape is also the President of Stran, and is expected to continue to serve in such role for Stran. The employment agreement provides for Mr. Shape to receive a base salary of $200,000 per annum, paid in equal, quarterly installments through the issuance of restricted shares of our common stock, at a per share price equal to 85% of the average closing price for the 10 trading days prior to the end of each such quarter, but in any event not less than $0.30 per share. Such shares will be issued pursuant to the Company’s 2017 Long-Term Incentive Equity Plan. Simultaneously, Mr. Shamyl Malik resigned his positions as CEO and Chairman of the Board.

Beverage Business

On February 20, 2018, in connection with the pivot of our operation toward blockchain, Mr. Philip Thomas, our President and Chief Executive Officer (“CEO”) resigned and simultaneously, our board of directors appointed Mr. Shamyl Malik as CEO (who subsequently resigned simultaneously with the appointment of Andrew Shape, as described above). We announced at this time that we would seek to spin out the beverage business to our shareholders (“Beverage Spin Out”). However, we also continually evaluate other strategic opportunities for the beverage business as they arise, including the licensing of the product to third parties, raising capital, and a sale of the business, although the board of directors has not determined to pursue any specific opportunity at this time.

At the time of the pivot, the board of directors appointed three of its members to provide oversight of the beverage operations (“Beverage Committee”). The board of directors’ also tasked Mr. Thomas, under the direction of the Beverage Committee, with providing day to day operational control and management of the beverage business, including pursuing strategies to lower its liquidity requirements.

We intend to continue to operate LIBB as a wholly-owned subsidiary and to maintain the focus of this business on the ready-to-drink segment of the beverage industry, specifically, premium, ‘better-for-you’ brands marketed at an affordable price. Through LIBB, we are engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. The beverage business is currently organized under its flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe and with quality components. The Long Island Iced Tea name for a cocktail originated in Long Island in the 1970’s, and its national recognition is such that it is ranked as the fourth most popular cocktail in restaurants and bars in the U.S. (Source: Nielsen CGA, On-Premise Consumer Survey, 2016). The mission of the beverage business is to provide consumers with premium beverages offered at an affordable price.

Through its beverage business, we offer iced tea and lemonade, in sweet, lower calorie and diet formulations, and principally in 18oz. bottles. The iced tea and lemonade are offered in a variety of flavors.

We sell our beverage products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with additional distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of March 31, 2018, our beverage products are available in approximately 16 states, the Caribbean and in Canada.

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

Highlights

Through March 31, 2018, we generated income solely through the sale of our beverage products. The following are highlights of our operating results for the three months ended March 31, 2018:

●	Net sales. During the three months ended March 31, 2018, we had net sales of $697,032 representing a decrease of $416,305 over the three months ended March 31, 2017. The decrease is due principally to us de-emphasizing sales of Alo Juice and iced tea sold in gallons.

●	Margin. Our gross profit percentage increased by 11% and our gross profit increased by $18,600 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was principally attributable to the decrease in sales of our gallon product which was sold below cost in the first quarter of 2017.

●	Operating expenses. During the three months ended March 31, 2018, our operating expenses were $2,249,823, representing a decrease of $1,258,194 as compared to the three months ended March 31, 2017. The decrease in operating expenses related primarily to decreased payroll (including stock-based compensation), bad debt expense and product development.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2018, we have financed our business through the issuance of debt, advances from our former CEO and through trade credit with our vendors. During the three months ended March 31, 2018, our cash flows used in operating activities were $1,453,264, and our net cash provided by financing activities was $1,082,317. We had a working capital deficit of $2,121,606 as of March 31, 2018. As of October 4, 2018, we have cash on hand of approximately $480,000.

In order to execute our long-term growth strategy for our blockchain and our beverage business, we expect to continue to raise additional funds through equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all. See Sources of Liquidity and Going Concern in item 2 of this report.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

General

●	We operate in highly competitive markets.

●	We may not effectively respond to changing consumer preferences, trends and other factors.

●	Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

●	Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

●	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

Blockchain

●	We recently announced that we were expanding our attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. We have an extremely limited operating history in the blockchain area. We have not generated any revenues to date from the blockchain business.

●	The blockchain industry is rapidly changing.

Loyalty, Incentive, Reward and Gift Card Business

●	Our business may experience seasonal fluctuations

●	Our business would suffer if there is a decline in the attractiveness of loyalty rewards to consumers.

Beverage

●	Our beverage product line has minimal gross margins, may not generate sufficient revenue or other benefits to justify its introduction and may divert sales from our higher margin existing product lines.

●	Costs for raw materials that are used in our beverage business may increase substantially.

●	We depend on a small number of large retailers for a significant portion of our beverage sales.

Please refer to risks factors described in Item 1A of Part I of our annual report on Form 10-K filed on April 12, 2018 and in Item 1A of Part II of this quarterly report.

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

Revenue Recognition

Since January 1, 2018, we have recognized revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expects to be entitled in exchange for those goods or services. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Our performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, our contracts have a single performance obligation (shipment of product). We primarily receive fixed consideration for sales of product.

We do not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time other than those discussed in Note 8. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. Our performance obligations are satisfied at that time.

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

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea, lemonade and Alo Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory March 31, 2018 and December 31, 2017, was finished goods inventory with a cost of approximately $108,000 and $201,000, respectively which was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended March 31,
	2018	2017
Net sales	$697,032	$1,113,337
Cost of goods sold	516,339	951,244
Gross profit	180,693	162,093
Operating expenses:
General and administrative expenses	1,621,066	2,005,074
Selling and marketing expenses	628,757	1,502,943
Total operating expenses	2,249,823	3,508,017
Operating Loss	(2,069,130)	(3,345,924)
Other expenses:
Other income (expense)	-	(12,378)
Interest expense, net	(182,687)	(96,220)
Net loss	$(2,251,817)	$(3,454,522)

Comparison of the Three Months Ended March 31, 2018 and 2017

Net Sales and Gross Profit

Net sales for the three months ended March 31, 2018 decreased by $416,305, or 37%, to $697,032 as compared to $1,113,337 for the three months ended March 31, 2017. The decrease is principally on account of declines of $190,182 in sales of gallons and $224,085 in sales of Alo, both of which we are de-emphasizing going forward.

Gross profit increased by $18,600, or 11%, to $180,693 for the three months ended March 31, 2018 from $162,093 for the three months ended March 31, 2017. The change in gross profit amount consisted of a decrease of approximately $34,000 in gross profit for iced tea sold in 18 oz, and a decrease in gross profit of approximately $91,000 for Alo Juice, offset by an increase in gross profit of approximately $117,000 on sales of gallons.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018 decreased by $384,008, or 19%, to $1,621,066 as compared to $2,005,074 for the three months ended March 31, 2017. We incurred a decrease of $326,595 in stock-based compensation costs and $223,408 in bad debt expense.

Selling and marketing expenses

Selling and marketing expenses for the three months ended March 31, 2018 decreased by $874,186, or 58%, to $628,757 as compared to $1,502,943 for the three months ended March 31, 2017. The decrease was principally the result of staff reductions and the elimination of spending in support of investor awareness. Specifically, our personnel and stock-based compensation costs decreased by $370,485 and $192,404, respectively, in connection with the staff reductions, our brand awareness investor and public relations costs decreased by $93,245 due to the elimination of investor relation spending, and we decreased new product development expense by $176,862.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2018 increased by $86,467, or 90%, to $182,687 as compared to $96,220 for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018, principally consisted of the amortization of debt discount of $151,494.

Liquidity and Capital Resources

Sources of Liquidity and Going Concern

The following table provides an overview of our borrowing agreements as of March 31, 2018:

Description of Debt	Holder	Interest Rate	Gross Balance at March 31, 2018	Net Balance at March 31, 2018
Automobile loans	Various	3.64% to 4.99%	$15,430	$15,430
Equipment Loan Reimbursement Agreement	Various	10.0%	$44,867	$44,867
Cavendish Loan Agreement[1]	Cavendish	12.5%	$1,250,000	$992,315
Radium Agreement	Radium	-	$691,026	$543,434

1 As of October 1, 2018, the gross balance under this loan is $2,250,000.

Historically, our cash generated from operations has not been sufficient to meet our obligations for expenses. We have financed our operations principally through the raising of equity capital, the issuance of debt and through trade credit with our vendors. Our ability to continue our operations and to pay our obligations when they become due is contingent upon obtaining additional financing.

To date, we have not generated any revenue from our blockchain business. We expect that it will take us into the fourth quarter of 2018 before we will be able to generate material levels of revenue from our new loyalty business. We anticipate that funds from the loyalty business will be insufficient to meet our cash flow requirements over the next twelve months, and additional capital raises will be necessary in order to fund the development of that business, other blockchain investments and the costs of being a public company. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

Currently, the beverage business is running cash deficits. We will need to raise additional capital to sustain the beverage business until the date of the Beverage Spin Out, or if a spin out is not feasible, upon completion of an alternative strategic transaction as may be approved at a future date by the board of directors. We believe that we will be able to raise sufficient additional capital to finance the planned operating activities of the business, although there are no assurances that we will be able to raise such capital on terms acceptable to the Company or at all.

If we are unable to obtain sufficient amounts of additional capital for our businesses, we may be required to reduce the scope of our planned beverage, blockchain and loyalty market development activities, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements filed do not include any adjustments that might result from the outcome of these uncertainties.

Below is a summary of our financing activities during the three months ended March 31, 2018. In order to execute our strategy with respect to the beverage business and expansion in the blockchain technology and loyalty business, we will need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

Financing Activities

Court Cavendish

On December 20, 2017, we entered into a Loan and Option Agreement (the “2017 Cavendish Loan Agreement”) with Court Cavendish Ltd. (“Cavendish”), which was subsequently amended and restated on May 3, 2018.

The original 2017 Cavendish Loan Agreement provided for an initial available amount of $2,000,000 (“Initial Facility Amount”). The original 2017 Cavendish Loan Agreement contemplated two extensions, each in the amount of $1,000,000, subject to Cavendish’s approval and provided, among other things, that we remained listed on Nasdaq (the “Extended Facility Amounts”, and together with the Initial Facility Amount, the “Facilities”). We were delisted from Nasdaq on April 12, 2018. Notwithstanding, as amended and restated on May 3, 2018, the 2017 Cavendish Loan Agreement provides two additional extensions of the availability, one in the amount of $1,500,000 that was advanced upon the execution of the amendment and restatement of the agreement, and one in the amount of $500,000 that may become available, subject to Cavendish’s approval, as long as we continue moving towards specific ventures related to the blockchain technology (the “Extended Facility Amounts”, and together with the Initial Facility Amount, the “Facilities”).

In connection with the original execution of the 2017 Cavendish Loan Agreement, a facility fee of 5% (“Original Issue Discount” or “OID”) of the Initial Facility Amount was payable on the date of the first drawdown from the Initial Facility Amount in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the first drawdown of $750,000 on December 22, 2017. In addition, in connection with the provision of the Initial Facility Amount, we issued to Cavendish a warrant to purchase 100,000 shares of our common stock with a three year life and an exercise price of $3.00 per share. This warrant had a gross fair value of $165,645, using the Black-Scholes option pricing model. The $100,000 fee and the warrant to issue 100,000 shares of our common stock were considered costs of the Initial Facility Amount. We received an additional drawdown of $750,000 of the Initial Facility Amount on January 15, 2018. We received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018.

Under the amended and restated 2017 Cavendish Loan Agreement, a facility fee of 7% is due on the date of the first drawdown from each Extended Facility Amount and, at our election, will be payable in either cash or shares of our common stock which is valued at $0.40.

In connection with the advance of the first Extended Facility Amount under the Facilities, the facility fee on the first Extended Facility Amount of $105,000 was paid in 262,500 shares of our common stock on August 6, 2018. We also issued Cavendish a warrant to purchase 1,200,000 shares of our common stock. This warrant has an exercise price of $0.50, expires four years from the date of issuance, and has a cashless exercise feature. Upon each drawdown under the second Extended Facility Amount, a warrant to purchase 0.8 shares of common stock per dollar of the drawdown will be issued with the same terms as the warrant issued under the drawdown of the first Extended Facility Amount.

Interest on the Facilities accrues monthly, at a rate of 12.5% per annum, on the unpaid principal balance commencing on the date of the first drawdown and is due and payable, without demand or notice, at our election quarterly in cash or in shares of our common stock valued at $0.40 per share (prior to the amendment and restatement of the agreement on May 3, 2018, the shares were valued at the lesser of $3.00 or the closing price per share on the date preceding when the interest was due). All principal and accrued interest under the Facilities is due and payable on December 21, 2018. On such date, at Cavendish’s election, we shall repay the outstanding amount together with accrued interest either in cash or in shares of our common stock valued at $0.40 per share (prior to the amendment and restatement of the agreement on May 3, 2018, the shares would have been valued at the lower of $3.00 or the closing price per share on such date, but not lower than $2.00 per share).

Pursuant to the terms of the Facilities, Cavendish has the option, at the maturity date or any time prior to the maturity date, to convert all amounts owed under the Cavendish Restated Facility and the Initial Facility Amount into shares of our common stock at a price per share such that the average conversion price of all shares issued to Cavendish upon conversion, including shares previously issued upon conversion of the initial $750,000 advanced under the Initial Facility Amount, is $0.40 per share.

The 2017 Cavendish Loan Agreement, as amended and restated, also requires that we maintain a Board of Directors that consists of three directors and including two directors appointed by Cavendish.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $1,453,264 for the three months ended March 31, 2018 as compared to net cash used in operating activities of $2,128,834 for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 was primarily the result of a net loss of $2,251,817. The net loss was offset primarily by non-cash charges of $356,530, consisting principally of $122,342 of stock based compensation, $35,014 of bad debt expense and $151,494 of amortization of debt discount. The cash used in operating activities decreased on account of $119,590 and $412,925 increases in accounts payable and accrued expenses, respectively. Cash used in operating activities for the three months ended March 31, 2017 was primarily the result of the net loss of $3,454,522 offset by non-cash charges of $1,052,770.

Net cash provided by investing activities

Net cash provided by investing activities was $0 for the three months ended March 31, 2018 as compared to net cash provided by investing activities of $861,644 for the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 31, 2017 resulted primarily from the proceeds of the sale of short-term investment securities of $803,946.

Net cash provided by financing activities

Net cash provided by financing activities was $1,082,317 for the three months ended March 31, 2018 as compared to net cash provided by financing activities of $136,114 for the three months ended March 31, 2017. Cash flows from financing activities were primarily the result of $1,250,000 from the proceeds of the Initial Facility Amount. Cash provided by financing activities for the three months ended March 31, 2017, was primarily due to $1,429,740 in net proceeds from the January 2017 Public Offering, net of costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in our internal control over financial reporting as described below.

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

Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management determined that our disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in our internal control over financial reporting. We are evaluating these weaknesses to determine the appropriate remedy.

Changes in Internal Control over Financial Reporting

Other than as described below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2018, Mr. Shamyl Malik was appointed as Chief Executive Officer upon the resignation of Mr. Philip Thomas. Mr. Malik was subsequently replaced by Mr. Andrew Shape, upon Mr. Malik’s resignation in July 2018. Further, the Company’s Controller resigned. The Company engaged consultants to fill accounting roles and to prepare the Company’s financial reports.

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

ITEM 1A. RISK FACTORS

Loyalty, Incentive, Reward and Gift Card Business

We have virtually no operating history as a loyalty, incentive, reward and gift card business, which makes it hard to evaluate our ability to generate revenue through operations, and at the date of this filing, we have not generated revenue from any loyalty-based products.

Our minimal operating history as a loyalty, incentive, reward and gift card business makes it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of our limited resources, gaining market acceptance, managing a complex regulatory landscape and developing new products. Our current operating model may require changes in order for us to scale our operations efficiently. Investors in our common stock should consider our business and prospects in light of the risks and difficulties it faces as an early-stage company focused on developing products in the field of financial technology. To date, we have focused on developing our business and exploring opportunities for novel applications of loyalty technology. As a result of our early stage of development, we have not generated revenue from any commercially available loyalty-based products. We have generated no revenue as a loyalty business.

Due to seasonal fluctuations in our business, adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations and financial condition.

Seasonal consumer spending habits significantly affect our loyalty, incentive, reward and gift card business. We expect a significant portion of gift card sales occurs in late December of each year as a result of the holiday selling season. As a result, we earn a significant portion of our revenues and generate a higher portion of our net income during the fourth fiscal quarter of each year. The timing of December holiday sales, cash inflows from our distribution partners and cash outflows to our content providers also results in significant but temporary increases in our cash flow and certain balance sheet items at the end of each fiscal year relative to normal daily balances. Adverse events that occur during the second or fourth fiscal quarter could have a disproportionate effect on our results of operations for the entire fiscal year.

Our closed loop and open loop loyalty, incentive, reward and gift card business could suffer if there is a decline in the attractiveness of loyalty rewards to consumers.

Consumer demand for gift cards may stagnate or decline. Consumer perception of gift cards as impersonal gifts may become more widespread, which may deter consumers from purchasing gift cards for gifting purposes in general and through our distribution program in particular. This perception may increase to the extent that electronic gift cards become more prevalent. Moreover, during periods of economic uncertainty and decline, consumers may become increasingly concerned about the value of gift cards due to fears that content providers may become insolvent and be unable to honor gift card balances. Finally, consumers may remain concerned about expiration dates, despite the fact that few gift cards are subject to expiration. Decline or stagnation in consumer acceptance of and demand for gift cards, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.

Our loyalty, incentive, reward and gift card business could suffer if there is a decline in demand for certain types of programs, or for prepaid cards as customer rewards, consumer rebates and employee rewards under such programs.

Business demand for incentive programs in general or some of our programs in particular may stagnate or decline if business promotional strategies change (e.g., from rebates to instant discounts) or if broader economic downturns cause businesses or employers to either end or significantly reduce their use of incentive programs and prepaid cards in connection with the incentive programs. In addition, businesses may choose an alternative form of incentive (e.g., markdowns, instant discounts, coupons, or alternative forms of reward programs). Consumer or employee perception of certain types of incentive and reward programs may decline, which may cause businesses to use alternate promotional strategies. Consumer or employee perception of prepaid cards as valued incentives or rewards may decline, which may deter businesses from using such cards for reward, rebate, engagement or incentive purposes in general and through our program in particular. Finally, legislative, regulatory or judicially imposed limitations on promotional strategies or use of prepaid cards in connection with incentive programs may also result in a decline in the use of certain types of incentive programs, or the use of prepaid cards as a reward option under such programs, or a decline in consumer perception of such programs. Decline or stagnation in business demand for, or use of prepaid cards or consumer acceptance of and demand for, prepaid cards as rewards, incentives or rebates, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon Stran to develop and operate our loyalty, incentive, reward and gift card business.

We entered into a twelve month agreement with Stran to provide management, sales, accounting, operations, administrative and other services that we will need in order to develop and operate the loyalty business. The Company believes that its relationship with Stran will help to accelerate its development of customers and solutions that will help it to grow its loyalty and blockchain business. Stran has transferred to us its sole Loyalty Programs customer account. Other than the resources provided by Stran and the experience of its CEO, Mr. Andrew Shape, we do not have experience in the loyalty programs business. Should we lose the services of Stran and/or Mr. Shape, we may not be successful in developing and operating our loyalty programs business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit No.	Description
10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on February 20, 2018).
10.2	Employment Agreement, dated as of February 20, 2018, by and between the Company and Shamyl Malik (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K filed on February 20, 2018).
10.3	Sale and Purchase Agreement, dated as of March 14, 2018 and amended as of March 16, 2016, by and among the Company and the shareholders of Hashcove Limited (incorporated by reference to Exhibits 2.1 and 2.2 from the Company’s Current Report on Form 8-K filed on March 20, 2018).
10.4	Contribution and Exchange Agreement, dated as of March 19, 2018, by and between the Company and Stater Blockchain Limited (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 22, 2018).
10.5	Contribution and Exchange Agreement, dated as of March 21, 2018, by and between the Company and TSLC Pte. Ltd. (incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed on March 23, 2018).
31	Section 302 Certification by Chief Executive Officer.
32	Section 906 Certification by Chief Executive Officer
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 5, 2018

LONG BLOCKCHAIN CORP.

By:	/s/ Andrew Shape
Name:	Andrew Shape
Title:	Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
46