Form 10-Q
period 2018-06-30
Long Blockchain Corp.
filed 2018-11-16
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

As of November 13, 2018, 16,290,206 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG BLOCKCHAIN CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$318,489	$370,947
Accounts receivable, net	244,637	675,433
Inventories, net	1,264,383	1,598,615
Prepaid expenses and other current assets	229,413	121,987
Total current assets	2,056,922	2,766,982

Property and equipment, net	93,831	137,071
Intangible assets	20,000	20,000
Deferred financing costs	187,668	157,727
Investments	8,836,664	-
Other assets	89,288	153,341
Total assets	$11,284,373	$3,235,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,348,294	$1,836,279
Accrued expenses	1,399,718	816,943
Notes payable	455,319	688,038
Current portion of automobile loans	8,912	8,730
Current portion of equipment loan	37,957	36,495
Other current liabilities	420,680	92,807
Total current liabilities	3,670,880	3,479,292

Other liabilities	-	30,000
Deferred rent	12,243	9,961
Long term portion of automobile loans	4,348	8,850
Total liabilities	3,687,471	3,528,103

Commitments and contingencies, Note 9

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 13,600,685 and 10,189,897 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	1,360	1,019
Additional paid-in capital	39,913,419	27,899,224
Accumulated deficit	(32,317,877)	(28,193,225)
Total stockholders’ equity (deficit)	7,596,902	(292,982)

Total liabilities and stockholders’ equity (deficit)	$11,284,373	$3,235,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$836,611	$1,232,913	$1,533,643	$2,346,250

Cost of goods sold	891,354	1,225,895	1,407,693	2,177,139
Gross (loss) profit	(54,743)	7,018	125,950	169,111

Operating expenses:
General and administrative expenses	912,338	1,620,314	2,533,404	3,625,388
Selling and marketing expenses	528,401	2,482,088	1,157,158	3,985,031
Total operating expenses	1,440,739	4,102,402	3,690,562	7,610,419

Operating loss	(1,495,482)	(4,095,384)	(3,564,612)	(7,441,308)

Other expenses:
Other expense	-	(26,608)	-	(38,986)
Interest expense, net	(148,613)	(103,203)	(331,300)	(199,423)
Loss on extinguishment	(228,740)	-	(228,740)	-
Total other expenses	(377,353)	(129,811)	(560,040)	(238,409)

Net loss	$(1,872,835)	$(4,225,195)	$(4,124,652)	$(7,679,717)

Unrealized gain on investments	-	18,049	-	30,246

Comprehensive loss	$(1,872,835)	$(4,207,146)	$(4,124,652)	$(7,649,471)

Weighted average number of common shares outstanding – basic and diluted	13,458,681	8,426,653	12,038,704	8,251,081

Basic and diluted net loss per share	$(0.14)	$(0.50)	$(0.34)	$(0.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2018	10,189,897	$1,019	$27,899,224	$(28,193,225)	$(292,982)

Issuance of common stock to consultants, employees, and vendors	238,071	24	223,557	-	223,581
Issuance of common stock to the Advisory Board and Board of Directors	87,546	8	265,111	-	265,119
Stock based compensation	-	-	130,203	-	130,203
Issuance warrants to Big Geyser	-	-	15,150	-	15,150
Beneficial conversion feature under the 2017 Cavendish Loan Agreement	-	-	2,032,390	-	2,032,390
Services provided by a shareholder	-	-	53,425	-	53,425
Issuance of warrant under the Amended Loan Agreement	-	-	458,004	-	458,004
Shares issued to Stater	1,135,435	114	3,201,813	-	3,201,927
Shares issued to CashE	1,949,736	195	5,634,542	-	5,634,737
Net loss	-	-	-	(4,124,652)	(4,124,652)

Balance at June 30, 2018	13,600,685	$1,360	$39,913,419	$(32,317,877)	$7,596,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(4,124,652)	$(7,679,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	143,365	416,014
Depreciation and amortization expense	60,856	79,206
Deferred rent	2,282	(1,807)
Gain on sale of securities	-	37,882
Loss on Extinguishment of debt	228,740	-
Services provided by a shareholder	53,425	-
Warrants issued to distributor	15,150	257,022
Stock-based compensation	130,203	1,040,909
Amortization of debt discount	234,531	-
Amortization of deferred financing costs	-	223,160
Changes in assets and liabilities:
Accounts receivable	287,431	(674,683)
Inventory	334,232	(976,462)
Prepaid expenses and other current assets	(107,426)	(162,558)
Other assets	64,053	6,325
Accounts payable	(264,404)	1,825,135
Accrued expenses	898,547	770,068
Other current liabilities	(53,007)	-
Total adjustments	2,027,978	2,840,211

Net cash used in operating activities	(2,096,674)	(4,839,506)

Cash Flows From Investing Activities
Proceeds from held-to-maturity investments	-	2,408,632
Purchases of property and equipment	-	(39,419)
Release of restricted cash	-	103,603
Purchase of short term investments	-	(26,747)

Net cash provided by investing activities	-	2,446,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Financing Activities
Repayment of automobile loans	(4,320)	(7,214)
Repayment of equipment loans	(16,152)	(16,418)
Proceeds from 2017 Cavendish Loan Agreement	2,250,000	-
Repayment of line of credit	-	(1,280,275)
Repayments to Radium	(380,537)	-
Proceeds from the January public offering, net of costs	-	1,429,740
Proceeds from the June public offering, net of costs	-	1,259,415
Advances from a related party	432,203	-
Repayments to a related party	(236,978)	-
Advances from a stockholder	57,000	-
Repayments to a stockholder	(57,000)	-

Net cash provided by financing activities	2,044,216	1,385,248

Net decrease in cash	(52,458)	(1,008,189)

Cash, beginning of period	370,947	1,249,550

Cash, end of period	$318,489	$241,361

Cash paid for interest	$2,584	$3,450

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors and employees to satisfy accounts payable	$223,581	$872,252
Issuance of common stock to directors to satisfy accrued compensation	$265,119	$-
Beneficial conversion feature under the Loan Agreement	$2,032,390	$-
Issuance of common stock for investment in Stater	$3,201,927	$-
Issuance of common stock for investment in CASHe	$5,634,737	$-
Issuance of insurance obligation in accrued expenses	$155,655	$75,150
Purchase of equipment with loan payable	$17,614	$-
Issuance of warrant under debt facility	$458,004	$-

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

The Company announced on February 20, 2018, that it would seek to spin out the beverage business to the Company’s shareholders (“Beverage Spin Out”). However, the Company also continually evaluates other strategic opportunities for the beverage business as they arise, including the licensing of the product to third parties, raising capital, and a sale of the business, although the board of directors has not determined to pursue any specific opportunity at this time.

At the time of the pivot, the board of directors appointed three of its members to provide oversight of the beverage operations (“Beverage Committee”). The board of directors’ also tasked Mr. Philip Thomas, the former President and Chief Executive Officer of the Company, under the direction of the Beverage Committee, with providing day to day operational control and management of the beverage business, including pursuing strategies to lower the liquidity requirements. Mr. Thomas receives no additional compensation in fulfilling these tasks. Considering that Mr. Thomas is a shareholder, the Company recorded a charge of $53,425 during the three and six months ended June 30, 2018 for the value of such services recorded as a charge to general and administrative expense within the condensed consolidated statements of operations and comprehensive loss and a corresponding credit to additional paid in capital.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

The Blockchain Business, continued

The Company’s management has been and will continue to pursue and evaluate investments, ventures, alliances and other strategic relationships in the blockchain space. During January 2018, the Company had entered into an agreement to purchase equipment for a crypto currency mining operation, however, the Company was not able to raise the capital to consummate this transaction. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On March 19, 2018 and March 22, 2018, the Company purchased minority share investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”), respectively. On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement, which canceled the Company’s investment in TSLC (See Note 3).

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

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with additional distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of June 30, 2018, the Company’s products are available in approximately 16 states, the Caribbean and in Canada.

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

As of June 30, 2018, the Company had cash of $318,489. As of June 30, 2018, the Company had a working capital deficit of $1,613,958. The Company incurred a net loss of $1,872,835 and $4,124,652 for the three and six months ended June 30, 2018. As of June 30, 2018, the Company’s stockholders’ equity was $7,596,902. As of November 1, 2018, the Company had cash of approximately $330,000.

Pursuant to a Loan and Option Agreement dated December 20, 2017 (the “2017 Cavendish Loan Agreement”) with Court Cavendish Ltd. (“Cavendish”), on January 15, 2018 and January 30, 2018, the Company borrowed $750,000 and $500,000, respectively, under this arrangement. On May 3, 2018, the Cavendish Loan Agreement was amended and the Company drew an additional $1,000,000, with $500,000 available to borrow, subject to approval from the lender (See Note 6). All principal and accrued interest under the facilities are due and payable on December 21, 2018. If Cavendish does not exercise its right to convert, the Company will need to extend the term of the facilities or refinance the facilities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2018.

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

Revenue Recognition, continued

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

The following table presents our revenues disaggregated by geographical region:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
United States	$772,426	$995,297	$1,347,432	$2,055,069
Caribbean	49,275	12,064	171,301	65,629
Canada	14,910	225,552	14,910	225,552
Total	$836,611	$1,232,913	$1,533,643	$2,346,250

Customer Marketing Programs, including Sign On and Sales Incentives

The Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the three months ended June 30, 2018 and 2017, these allowances resulted in reductions in net sales of $37,761 and $410,326, respectively. During the six months ended June 30, 2018 and 2017, these allowances resulted in reductions in net sales of $143,639 and $401,182, respectively. Included in these amounts for the three months ended June 30, 2018 and 2017 are costs of $0 and $257,022, respectively, and $15,150 and $257,022 for the six months ended June 30, 2018 and 2017, respectively, representing the non-cash costs of a sign-on incentive, presented net of mark-to-market adjustments for unvested awards related to warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”) (See Note 8).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $122,442 and $171,438, for the three months ended June 30, 2018 and 2017, respectively and $201,429 and $196,728 for the six months ended June 30, 2018 and 2017.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $71,513 and $265,122 for the three months ended June 30, 2018 and 2017, respectively and $202,974 and $316,764 for the six months ended June 30, 2018 and 2017.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $0 and $127,864 for the three months ended June 30, 2018 and 2017, respectively and $0 and $304,726 for the six months ended June 30, 2018 and 2017.

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

Accounts receivable, net, is as follows:

	As of
	June 30, 2018	December 31, 2017
Accounts receivable, gross	$813,075	$1,286,786
Allowance for doubtful accounts	(568,438)	(611,353)
Accounts receivable, net	$244,637	$675,433

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks. The Company is exposed to credit risk with regards to three customers who accounted for 11%, 11% and 10%, or 32% in the aggregate of accounts receivable, net, as of June 30, 2018 and two customers who accounted for 18% and 10%, or 28% in the aggregate of accounts receivable, net as of December 31, 2017. The Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled iced tea, lemonade and ALO Juice. As of June 30, 2018 and December 31, 2017, included in inventory was finished goods inventory with a cost of approximately $55,000 and $201,000, net of inventory reserves, respectively, which has been delivered to one or more of the Company’s distributors and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 2018 and December 31, 2017, the Company recorded inventory reserves of $76,301 and $200,775, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	June 30, 2018	December 31, 2017
Finished goods	$808,656	$934,087
Raw materials and supplies	455,727	664,528
Total inventories	$1,264,383	$1,598,615

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended June 30, 2018 and 2017, depreciation expense was $29,467 and $35,337, respectively, and for the six months ended June 30, 2018 and 2017, depreciation expense was $60,856 and $76,706 respectively.

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

	As of June 30,
	2018	2017
Options to purchase common stock	392,464	1,148,964
Convertible debt	7,470,505	-
Warrants to purchase common stock	2,464,320	980,570
Total potentially dilutive securities	10,327,289	2,129,534

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, except as disclosed herein, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Upon closing, the Company, SBL and Long Island Iced Tea Corp. (“ SpinCo ”) entered into a voting agreement (the “Voting Agreement”), pursuant to which SBL agreed, if necessary, to vote its LBC Shares (i) in favor of the Beverage Spin Out, and/or (ii) if requested by the Company against any agreement which would prevent the Beverage Spin Out. Additionally, until the earlier of (i) one year from the consummation of the Beverage Spin Out or (ii) the date on which the shares of SpinCo received in the Beverage Spin Out (“SpinCo Shares”) become listed on a national securities exchange, in the event any vote of SpinCo’s stockholders is necessary to effectuate any corporate action, SBL agreed to vote the SpinCo Shares it directly or indirectly receives upon consummation of the Beverage Spin Out (i) in favor of any corporate action recommended by the then existing board of directors of SpinCo and/or (ii) against any action or agreement which would impede, interfere with or prevent any SpinCo Action from being consummated. Pursuant to the Voting Agreement, SBL also agreed to appoint the Company or SpinCo as the Stockholder’s proxy to vote SBL’s LBC Shares or SpinCo Shares, as applicable, if so requested by the Company. The voting requirements set forth in the Voting Agreement shall expire if the Beverage Spin Out is not consummated by November 13, 2018 or if prior to such date, the Company’s board of directors unanimously decides not to proceed with the Beverage Spin Out. These voting requirements expired on November 14, 2018 as the Beverage Spin Out was not consummated as of this date.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- INVESTMENTS (CONTINUED)

Stater Blockchain, continued

Consideration for the purchase of the SBL securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $3,201,927 was based upon the fair value of LBCC’s shares to SBL on the date such shares were issued to SBL. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at June 30, 2018.

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

Consideration for the purchase of the TSLC securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $5,634,737 was based upon the fair value of the Company’s shares on the date issued to TSLC. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at June 30, 2018.

On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement (the “TSLC Separation Agreement”) pursuant to which the parties mutually terminated the Agreement effective as of October 16, 2018. Pursuant to the TSLC Separation Agreement, TSLC will cancel and/or redeem the TSLC Capital Stock issued to the Company under the Agreement and the Company will cancel and/or redeem the Company Common Stock issued to TSLC under the Agreement. TSLC waived its right to reimbursement of all expenses incurred by TSLC in connection with the Agreement, and the parties agreed to release each other from certain claims and liabilities arising out of or relating to the Agreement or the transactions contemplated therein or thereby.

Additionally, pursuant to the TSLC Separation Agreement, TSLC’s nominee to the Board, Sanjay Sachdev, resigned from the Board and from each committee on which he served, effective November 30, 2018.

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

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s former Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of June 30, 2018 and December 31, 2017, the outstanding balance on the equipment loan was $21,811 and $36,495, respectively.

As of November 1, 2018, the Company owes approximately $6,000 under the loan, so the equipment has not yet been transferred to the company.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES

Radium2 Capital Inc.

On November 27, 2017, the Company completed the Radium Agreement with Radium2 Capital Inc. (“Radium”). Pursuant to the Radium Agreement, the Company received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of the Company’s gross sales, until the Company has repaid a total of $986,250. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, amortized using the interest method over the expected term of the arrangement. As of June 30, 2018, the balance of the obligation, net of the discount was $455,319, and was presented as note payable, current, within the condensed consolidated financial statements. Since the repayment terms are based upon the Company’s actual future sales, which are not fixed, the Company classified the obligation as a current liability. During the three and six months ended June 30, 2018, accreted discount amortization was $38,512 and $132,233, and was reflected as interest expense within the condensed consolidated statements of operations and comprehensive loss.

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

The Company evaluated the May 8, 2018 funding transaction to determine whether or not there was a beneficial conversion feature. Accordingly, the Company determined that after the effect of the OID attributed to this funding and the warrant, that the effective conversion price was $0.25 per share. With a market price of the Company’s common stock on May 3, 2018, of $0.67, the Company determined that there was a beneficial conversion with a value of $624,664. The beneficial conversion feature was accounted for as a credit to additional paid in capital and a direct offset to the funded loan amount, with such costs amortized using the interest method over the term of each funding loan.

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

The Company analyzed the amendment of the Initial Facility Amount under ASC 470-50 to determine whether it should be treated as a modification or extinguishment. The Company determined that the modification of the exercise price on the Initial Facility Amount to $0.40 resulted in an extinguishment of the existing debt and therefore, the Company recorded a loss on extinguishment of $228,740 within the condensed consolidated statements of operations and comprehensive loss. The debt was then considered as newly issued and had to be re-evaluated for a new beneficial conversion feature under the new terms. The Company determined that the beneficial conversion feature was greater than the principal of the debt, and accordingly recorded a full debt discount against the principal to be amortized until the maturity date.

During the three and six months ended June 30, 2018, amortization of debt discount in connection with the Cavendish loans was $44,525 and $102,298.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 5, 2018, the Company issued 198,805 shares of the Company’s common stock to a vendor of the Company. The shares were issued in satisfaction of accounts payable and had a fair value of $107,354.

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

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Stock price	$3.23	$3.73-$4.32
Exercise price	$3.23	$4.09-$5.00
Dividend yield	0%	0%
Expected volatility	120%	57-75%
Risk-Free interest rate, per annum	2.38%	1.35%-1.57%
Expected life (in years)	3.00	2.58-3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	550,534	$4.34	$2.72

Granted	22,250	3.23	2.30
Expired, forfeited or canceled	(180,320)	4.36	1.41

Outstanding at June 30, 2018	392,464	$4.26	$3.29	0.81	-
Exercisable at June 30, 2018	372,798	$4.28	$3.36	0.64	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

As of June 30, 2018, there was a total of $25,041 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2020 with a weighted average remaining life of 1.14 years.

The Company accounts for all stock-based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award or the fair value of the service provided whichever is most readily determinable.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the three and six months ended June 30, 2018, the Company recognized a reversal of revenue reduction of $0 and $18,975, respectively, related to this warrant as the required sales levels were not achieved.

On April 24, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a second warrant to purchase 95,000 shares of the Company’s common stock at an exercise price that will be equal to the average of the closing prices of the common stock for the thirty consecutive trading days ending on April 23, 2018 (or the 30 days preceding the beginning of the measurement period for this warrant). The warrant vests depending on certain sales levels achieved by that distributor during the period April 24, 2018 through April 23, 2019. The warrant has an expiration date of April 23, 2022. For the three and six months ended June 30, 2018, the Company recorded a reduction of revenue of $0 and $0, respectively, related to this warrant, as the Company deemed that it is not probable that it will vest.

On April 24, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products (vested on June 5, 2017), 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products (vested on March 13, 2018), and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the three and six months ended June 30, 2018, the Company recorded a reduction of revenue of $0 and $34,125, respectively, related to this warrant.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2018	1,534,320	$4.19	-
Issued	1,200,000	$0.50	-
Expired	(270,000)	$4.33	-
Outstanding June 30, 2018	2,464,320	$2.33	2.7
Exercisable at June 30, 2018	2,329,320	$2.31	2.7

Stock-Based Compensation Expense

The following tables summarize total stock-based compensation costs recognized for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$7,861	$388,640	$130,203	$764,544
Warrants	-	22,039	-	194,565
Common Stock	-	-	-	81,800
Total	$7,861	$410,679	$130,203	$1,040,909

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$2,673	$285,428	$109,006	$707,245
Sales and marketing	5,188	125,251	21,197	333,664
Total	$7,861	$410,679	$130,203	$1,040,909

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

On March 12, 2018, an action was filed by Mr. Davidson in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson is seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from the Company on December 31, 2017. Mr. Davidson is also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims was agreed to by the Company. As of June 30, 2018, $100,000 is included in accrued expenses within the condensed consolidated balance sheets since the Company made a settlement offer to Mr. Davidson of $100,000. The Company has not yet entered into a definitive settlement agreement with Mr. Davidson.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company and who manage certain customer accounts for the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of collected sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $7,317 and $17,291 for the three months ended June 30, 2018 and 2017, respectively and $17,462 and $31,497 for the six months ended June 30, 2018 and 2017, respectively.

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

Phillip Thomas

On February 20, 2018, Phillip Thomas terminated his employment agreement with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities, and resigned as a director of the Company. According to Mr. Thomas’ employment agreement, he is entitled to be paid nine months of his base salary, all valid expense reimbursements and all accrued but unused vacation pay. As of June 30, 2018, the Company included $187,500 in accrued expenses within the condensed consolidated balance sheets related to this obligation. Further, stock options granted to Mr. Thomas became fully vested and may be exercised for up to one year from the termination date.

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

Rent expense for the three months ended June 30, 2018 and 2017 was $27,616 and $11,140, respectively and $56,229 and $22,598 for the six months ended June 30, 2018 and 2017, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases, continued

Total future minimum payments required under the Farmingdale lease are as follows:

Year Ended December 31,
2018 (six months)	$50,487
2019	102,983
2020	106,073
2021	109,255
2022	83,564
Total	$452,362

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended June 30, 2018 and 2017 was $7,063 and $3,559, respectively and $14,382 and $12,980 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2018 and 2017, two customers accounted for 30% and 20%, or 50% in the aggregate, and four customers accounted for 30%, 21%, 16% and 12%, or 79% in the aggregate, of the Company’s net sales, respectively. For the six months ended June 30, 2018 and 2017, three customers accounted for 24%, 23% and 10%, or 57% in the aggregate, and three customers accounted for 16%, 16% and 14%, or 46% in the aggregate, of the Company’s net sales, respectively.

For the three months ended June 30, 2018 and 2017, three vendors accounted for 51%, 35% and 14%, or 100% in the aggregate, and two vendors accounted for 45% and 15%, or 60% in the aggregate, of purchases, respectively. For the six months ended June 30, 2018 and 2017, two vendors accounted for 44% and 28%, or 72% in the aggregate, and two vendors accounted for 39% and 19%, or 58% in the aggregate, of purchases, respectively.

NOTE 11 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, former CEO, former member of the Board of Directors, and current stockholder. Mr. Thomas is also an employee of this related entity. Sales to this related party were $126 and $610 for the three months ended June 30, 2018 and 2017, respectively, and $746 and $879 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, there was $1,625 and $879, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. The Company purchased product from this entity in the amount of $2,471 and $4,673 for the three months ended June 30, 2018 and 2017, respectively, and $6,074 and $8,015 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the outstanding balance due to this entity included in accounts payable was $10,328 and $16,469, respectively.

As of June 30, 2018, the Company is indebted to Mr. Thomas in the amount of $265,225 for an interest-free short-term loan to the Company. This loan is included in other current liabilities within the condensed consolidated balance sheets. As of November 1, 2018, the Company is indebted to Mr. Thomas for interest free short-term loans in the aggregate amount of approximately $147,000.

During the six months ended June 30, 2018, Mr. Eric Watson, a shareholder of the Company, loaned the Company $57,000. This loan was repaid in full on May 31, 2018.

The Company incurred expenses of $0 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $12,000 for the six months ended June 30, 2018 and 2017, respectively, related to an entity whose majority shareholder is Eric Watson. As of June 30, 2018 and December 31, 2017, accounts payable due to this entity were $34,410 and $34,410, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us”, or “our” or to “our company” or “the Company” refer to Long Blockchain Corp., a holding company, and its wholly owned subsidiaries, including Long Island Brand Beverages LLC (“LIBB”), Long Island Iced Tea Corp (“LIIT”), Stran Loyalty Group, Inc (’SLGI”), and Cullen Agricultural Holding Corp. (“Cullen”).

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

Mining and Fintech Businesses

Our initial exploration of the blockchain space focused on crypto-currency mining and financial technology business. During January 2018, we entered into an agreement to purchase equipment for a crypto currency mining operation, however, we were not able to raise the capital to consummate this transaction. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On March 19, 2018 and March 22, 2018, the Company purchased investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”), respectively. On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement, which canceled the Company’s investment in TSLC.

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

Andrew Shape Appointed as CEO and Chairman of the Board

On July 26, 2018, we entered into an employment agreement with Andrew Shape to serve as our Chief Executive Officer (“CEO”) and Chairman of the Board, replacing Mr. Shamyl Malik. Mr. Shape is also the President of Stran, and is expected to continue to serve in such role for Stran. The employment agreement provides for Mr. Shape to receive a base salary of $200,000 per annum, paid in equal, quarterly installments through the issuance of restricted shares of our common stock, at a per share price equal to 85% of the average closing price for the 10 trading days prior to the end of each such quarter, but in any event not less than $0.30 per share. Such shares will be issued pursuant to the Company’s 2017 Long-Term Incentive Equity Plan.

Beverage Business

On February 20, 2018, in connection with the pivot of our operation toward blockchain, Mr. Philip Thomas, our President and CEO resigned and simultaneously, our board of directors appointed Mr. Shamyl Malik as CEO (who subsequently resigned simultaneously with the appointment of Andrew Shape, as described above). We announced at this time that we would seek to spin out the beverage business to our shareholders (“Beverage Spin Out”). However, we also continually evaluate other strategic opportunities for the beverage business as they arise, including the licensing of the product to third parties, raising capital, and a sale of the business, although the board of directors has not determined to pursue any specific opportunity at this time.

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

We sell our beverage products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets, with additional distribution in Florida, Virginia, Massachusetts, New Hampshire, Rhode Island and parts of the Midwest. As of June 30, 2018, our beverage products are available in approximately 16 states, the Caribbean and in Canada.

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

Highlights

Through June 30, 2018, we generated income solely through the sale of our beverage products. The following are highlights of our operating results for the three and six months ended June 30, 2018:

●	Net sales. During the three months ended June 30, 2018, we had net sales of $836,611 representing a decrease of $396,302 over the three months ended June 30, 2017. The decrease is due principally to us de-emphasizing sales of Alo Juice and iced tea sold in gallons. During the six months ended June 30, 2018, we had net sales of $1,533,643 representing a decrease of $812,607 over the six months ended June 30, 2017.

●	Margin. Our gross profit percentage decreased by 7% and our gross profit decreased by $61,761 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease for the three months ended June 30, 2018 was principally attributable to the decrease in margins of our iced tea product due to sales to a distributor not meeting revenue recognition criteria (even though the costs were charged to cost of goods sold as the product had already been sold through by the distributor) and credits of $42,000 issued to customers on account of finished product produced by our co-packer that did not meet our quality standards. Our gross profit percentage increased by 1% and our gross profit decreased by $43,161 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

●	Operating expenses. During the three months ended June 30, 2018, our operating expenses were $1,440,739, representing a decrease of $2,661,663 as compared to the three months ended June 30, 2017. The decrease in operating expenses related primarily to decreased payroll (including stock-based compensation), bad debt expense, advertising and product development. During the six months ended June 30, 2018, our operating expenses were $3,690,562, representing a decrease of $3,919,857 as compared to the six months ended June 30, 2017.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2018, we have financed our business through the issuance of debt, advances from Philip Thomas, our former CEO, and through trade credit with our vendors. During the six months ended June 30, 2018, our cash flows used in operating activities were $2,096,674, and our net cash provided by financing activities was $2,044,216. We had a working capital deficit of $1,613,958 as of June 30, 2018. As of November 1, 2018, we have cash on hand of approximately $330,000.

In order to execute our long-term growth strategy for our blockchain and our beverage business, we expect to continue to raise additional funds through equity offerings, debt financings, or other means and will likely require modifications to the repayment terms with our current lender. There are no assurances that we will be able to raise such funds on acceptable terms or at all. See Sources of Liquidity and Going Concern in Item 2 of this report.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

General

●	We operate in highly competitive markets.

●	We may not effectively respond to changing consumer preferences, trends and other factors.

●	Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

●	Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

●	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

Blockchain

●	We recently announced that we were expanding our attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. We have an extremely limited operating history in the blockchain area. We have not generated any revenues to date from the blockchain business.

●	The blockchain industry is rapidly changing.

Loyalty, Incentive, Reward and Gift Card Business

●	Our business may experience seasonal fluctuations

●	Our business would suffer if there is a decline in the attractiveness of loyalty rewards to consumers.

Beverage

●	Our beverage product line has within it minimal gross margin products which may not generate sufficient revenue or other benefits to justify their place in the product lineup and may divert sales from our higher margin existing product lines.

●	Costs for raw materials that are used in our beverage business may increase substantially.

●	We depend on a small number of large retailers for a significant portion of our beverage sales.

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

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea, lemonade and Alo Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory June 30, 2018 and December 31, 2017, was finished goods inventory with a cost of approximately $55,000 and $201,000, respectively which was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$836,611	$1,232,913	$1,533,643	$2,346,250
Cost of goods sold	891,354	1,225,895	1,407,693	2,177,139
Gross (loss) profit	(54,743)	7,018	125,950	169,111
Operating expenses:
General and administrative expenses	912,338	1,620,314	2,533,404	3,625,388
Selling and marketing expenses	528,401	2,482,088	1,157,158	3,985,031
Total operating expenses	1,440,739	4,102,402	3,690,562	7,610,419
Operating Loss	(1,495,482)	(4,095,384)	(3,564,612)	(7,441,308)
Other expenses:
Other expense	-	(26,608)	-	(38,986)
Loss on Extinguishment	(228,740)	-	(228,740)	-
Interest expense, net	(148,613)	(103,203)	(331,300)	(199,423)
Net loss	$(1,872,835)	$(4,225,195)	$(4,124,652)	$(7,679,717)

Comparison of the Three Months Ended June 30, 2018 and 2017

Net Sales and Gross (Loss) Profit

Net sales for the three months ended June 30, 2018 decreased by $396,302, or 32%, to $836,611 as compared to $1,232,913 for the three months ended June 30, 2017. The decrease is principally on account of declines of $360,049 in sales of gallons which we intend to de-emphasize going forward.

Gross profit decreased by $61,761, or 880%, to $(54,743) for the three months ended June 30, 2018 from $7,018 for the three months ended June 30, 2017. The change in gross profit amount consisted of a decrease of approximately $43,000 in gross profit for iced tea sold in 18 oz., principally due to credits of $42,000 issued to customers on account of finished product produced by our co-packer that did not meet our quality standards, and a decrease in gross profit of approximately $17,000 for Alo Juice.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2018 decreased by $707,976, or 44%, to $912,338 as compared to $1,620,314 for the three months ended June 30, 2017. We incurred a decrease of $337,291 in stock-based compensation costs, of $163,162 in legal and accounting costs related to being a public company on account of delays in preparing our public filings, and $49,876 in bad debt expense.

Selling and marketing expenses

Selling and marketing expenses for the three months ended June 30, 2018 decreased by $1,953,687, or 79%, to $528,401 as compared to $2,482,088 for the three months ended June 30, 2017. The decrease was principally the result of staff reductions and the elimination of spending in support of investor awareness and advertising. Specifically, our personnel and stock-based compensation costs decreased by $477,694 and $120,063, respectively, in connection with the staff reductions. Our brand awareness, investor, and public relations costs decreased by $673,350 due to the elimination of investor relation spending. We decreased spending on advertising by $243,775, and we decreased new product development expense by $127,864.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2018 increased by $45,410, or 44%, to $148,613 as compared to $103,203 for the three months ended June 30, 2017. Interest expense for the three months ended June 30, 2018, principally consisted of the amortization of debt discount of $83,037.

Comparison of the Six Months Ended June 30, 2018 and 2017

Net Sales and Gross (Loss) Profit

Net sales for the six months ended June 30, 2018 decreased by $812,607 or 35%, to $1,533,643 as compared to $2,346,250 for the six months ended June 30, 2017. The decrease is principally on account of declines of $544,536 in sales of gallons and $211,262 in sales of Alo, both of which we intend to de-emphasize going forward.

Gross profit decreased by $43,161, or 26%, to $125,950 for the six months ended June 30, 2018 from $169,111 for the six months ended June 30, 2017. The change in gross profit amount consisted of a decrease of approximately $83,000 in gross profit for iced tea sold in 18 oz., principally due to credits of $42,000 issued to customers on account of finished product produced by our co-packer that did not meet our quality standards, and a decrease in gross profit of approximately $110,000 for Alo Juice, offset by an increase in gross profit of approximately $122,000 on sales of gallons.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2018 decreased by $1,091,984, or 30%, to $2,533,404 as compared to $3,625,388 for the six months ended June 30, 2017. We incurred a decrease of $555,886 in stock-based compensation costs, of $101,810 in legal and accounting costs related to being a public company on account of delays in preparing our public filings, and $273,284 in bad debt expense.

Selling and marketing expenses

Selling and marketing expenses for the six months ended June 30, 2018 decreased by $2,827,873, or 71%, to $1,157,158 as compared to $3,985,031 for the six months ended June 30, 2017. The decrease was principally the result of staff reductions and the elimination of spending in support of investor awareness and advertising. Specifically, our personnel and stock-based compensation costs decreased by $756,714 and $312,467, respectively, in connection with the staff reductions. Our brand awareness, investor, and public relations costs decreased by $766,595 due to the elimination of investor relation spending. Our advertising costs decreased by $142,456, and we decreased new product development expense by $304,726.

Interest expense, net

Interest expense, net, for the six months ended June 30, 2018 increased by $131,877, or 66%, to $331,300 as compared to $199,423 for the six months ended June 30, 2017. Interest expense for the three months ended June 30, 2018, principally consisted of the amortization of debt discount of $234,531.

Liquidity and Capital Resources

Sources of Liquidity and Going Concern

The following table provides an overview of our borrowing agreements as of June 30, 2018:

Description of Debt	Holder	Interest Rate	Gross Balance at June 30, 2018	Net Balance at June 30, 2018
Automobile loans	Various	3.64% to 4.99%	$13,260	$13,260
Equipment Loan Reimbursement Agreement	Various	10.0%	$37,957	$37,957
Cavendish Loan Agreement	Cavendish	12.5%	$2,250,000	$15,585
Radium Agreement	Radium	-	$548,814	$439,734

Historically, our cash generated from operations has not been sufficient to meet our obligations for expenses. We have financed our operations principally through the raising of equity capital, the issuance of debt and through trade credit with our vendors. Our ability to continue our operations and to pay our obligations when they become due is contingent upon obtaining additional financing.

Through June 30, 2018, we have not generated any revenue from our blockchain business. We expect that it will take us until the fourth quarter of 2018 before we will be able to generate material levels of revenue from our new loyalty business. We anticipate that funds from the loyalty business will be insufficient to meet our cash flow requirements over the next twelve months, and additional capital raises will be necessary in order to fund the development of that business, other blockchain investments and the costs of being a public company. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

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

If we are unable to obtain sufficient amounts of additional capital for our businesses, we may be required to reduce the scope of our planned beverage, blockchain and loyalty market development activities, modify the repayment terms with our current lender, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements filed do not include any adjustments that might result from the outcome of these uncertainties.

Below is a summary of our financing activities during the six months ended June 30, 2018. In order to execute our strategy with respect to the beverage business and expansion in the blockchain technology and loyalty business, we will need to raise additional funds through private equity offerings, debt financings, or other means. There are no assurances that we will be able to raise such funds on acceptable terms or at all.

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

The 2017 Cavendish Loan Agreement, as amended and restated, also requires that we maintain a Board of Directors that consists of at least three directors and including two directors appointed by Cavendish.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $2,096,674 for the six months ended June 30, 2018 as compared to net cash used in operating activities of $4,839,506 for the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2018 was primarily the result of a net loss of $4,124,652. The net loss was offset primarily by non-cash charges of $868,552, consisting principally of $130,203 of stock based compensation, $143,365 of bad debt expense, $228,740 of loss on extinguishment, and $234,531 of amortization of debt discount. The cash used in operating activities decreased on account of a decrease of inventory of $334,232 and an increase in accrued expenses of $898,547. Cash used in operating activities for the six months ended June 30, 2017 was primarily the result of the net loss of $7,679,717 offset by non-cash charges of $2,052,386.

Net cash provided by investing activities

Net cash provided by investing activities was $0 for the six months ended June 30, 2018 as compared to net cash provided by investing activities of $2,446,069 for the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 30, 2017 resulted primarily from the proceeds of the sale of short-term investment securities of $2,408,632.

Net cash provided by financing activities

Net cash provided by financing activities was $2,044,216 for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $1,385,248 for the six months ended June 30, 2017. Cash flows from financing activities were primarily the result of $2,250,000 from the proceeds of the Initial Facility Amount. Cash provided by financing activities for the six months ended June 30, 2017, was primarily due to $1,429,740 in net proceeds from the January 2017 Public Offering, net of costs and $1,259,415 from the net proceeds of our June 2017 Offering.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June, 30, 2018, in July 2018, Mr. Malik, our former CEO, was replaced by Mr. Andrew Shape. The Company engaged consultants to fill accounting roles and to prepare the Company’s financial reports.

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

In addition, we are involved in the following legal action:

Julian Davidson

On March 12, 2018, an action was filed by Mr. Julian Davidson, our former Executive Chairman of the Board, in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson is seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from the Company on December 31, 2017. Mr. Davidson is also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims were agreed to by us. Our management and legal counsel believe it is too early to determine the probable outcome of this matter. As of June 30, 2018, $100,000 is included in accrued expenses within the condensed consolidated balance sheets since we made a settlement offer to Mr. Davidson of $100,000. We have not yet entered into a definitive settlement agreement with Mr. Davidson.

ITEM 1A. RISK FACTORS

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed on April 13, 2018 and our Quarterly Report Form 10-Q filed on October 5, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended June 30, 2018, we issued 198,805 shares of our common stock to a vendor.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
10.1	Amended and Restated Loan Agreement, dated as of May 4, 2018, by and between the Company and Court Cavendish Ltd. (incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on May 9, 2018)
31	Section 302 Certification by Chief Executive Officer.
32	Section 906 Certification by Chief Executive Officer
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2018

LONG BLOCKCHAIN CORP.

By:	/s/ Andrew Shape
Name:	Andrew Shape
Title:	Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

