Form 10-Q
period 2018-09-30
Long Blockchain Corp.
filed 2019-04-25
CIK 1629261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

As of April 15, 2019, 29,197,578 shares of common stock, par value $.0001 per share, were issued and outstanding.

LONG BLOCKCHAIN CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$480,559	$370,947
Accounts receivable, net	324,631	675,433
Inventories, net	921,215	1,598,615
Prepaid expenses and other current assets	146,975	121,987
Total current assets	1,873,380	2,766,982

Property and equipment, net	67,550	137,071
Intangible assets, net	1,161,630	20,000
Goodwill	939,020	-
Deferred financing costs	-	157,727
Investments	8,836,664	-
Other assets	86,126	153,341
Total assets	$12,964,370	$3,235,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,426,883	$1,836,279
Accrued expenses	1,254,587	816,943
Debt, current	562,168	688,038
Current portion of automobile loans	8,120	8,730
Current portion of equipment loan	24,282	36,495
Other current liabilities	262,858	92,807
Total current liabilities	3,538,898	3,479,292

Other liabilities	-	30,000
Contingent consideration	590,000	-
Deferred rent	13,136	9,961
Long term portion of automobile loans	3,871	8,850
Total liabilities	4,145,905	3,528,103

Commitments and contingencies, Note 9

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; authorized 35,000,000 shares; 18,239,942 and 10,189,897 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	1,824	1,019
Additional paid-in capital	41,877,160	27,899,224
Accumulated deficit	(33,060,519)	(28,193,225)
Total stockholders’ equity (deficit)	8,818,465	(292,982)

Total liabilities and stockholders’ equity (deficit)	$12,964,370	$3,235,121

The accompanying notes are an integral part of these condensed consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenue	$827,146	$1,554,895	$2,360,789	$3,901,145

Cost of revenue	650,720	1,486,265	2,058,413	3,663,404
Gross profit	176,426	68,630	302,376	237,741

Operating expenses:
General and administrative expenses	833,073	1,543,786	3,366,477	5,169,174
Selling and marketing expenses	209,898	2,323,472	1,367,056	6,308,503
Total operating expenses	1,042,971	3,867,258	4,733,533	11,477,677

Operating loss	(866,545)	(3,798,628)	(4,431,157)	(11,239,936)

Other income/(expense):
Other expense	-	-	-	(38,986)
Interest expense, net	(486,097)	(114,150)	(817,397)	(313,573)
Change in fair value of contingent consideration	610,000	-	610,000	-
Loss on extinguishment	-	-	(228,740)	-
Total other income/(expense)	123,903	(114,150)	(436,137)	(352,559)

Net loss	$(742,642)	$(3,912,778)	$(4,867,294)	$(11,592,495)

Unrealized gain on investments	-	-	-	30,246

Comprehensive loss	$(742,642)	$(3,912,778)	$(4,867,294)	$(11,562,249)

Weighted average number of common shares
outstanding – basic and diluted	16,331,827	9,076,959	13,769,763	8,529,399

Basic and diluted net loss per share	$(0.05)	$(0.43)	$(0.35)	$(1.36)

The accompanying notes are an integral part of these condensed consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2018	10,189,897	$1,019	$27,899,224	$(28,193,225)	$(292,982)

Issuance of common stock to consultants, employees, and vendors	614,828	62	541,522	-	541,584
Issuance of common stock to the Advisory Board and Board of Directors	87,546	8	265,111	-	265,119
Stock based compensation	-	-	134,008	-	134,008
Issuance of Big Geyser Warrants	-	-	15,150	-	15,150
Beneficial Conversion Features of Cavendish Loan	-	-	2,032,390	-	2,032,390
Investment through services from a related party	-	-	90,822	-	90,822
Issuance of warrant under the Amended Loan Agreement	-	-	458,004	-	458,004
Issuance of shares to Cavendish for the OID	262,500	26	104,974	-	105,000
Issuance of Stran Shares in business combination	2,500,000	250	899,750	-	900,000
Proceeds from Andrew Stranberg for 1,500,000 shares of common stock, the Stranberg Warrant and the Stranberg Option	1,500,000	150	599,850	-	600,000
Shares issued to Stater	1,135,435	114	3,201,813	-	3,201,927
Shares issued to CashE	1,949,736	195	5,634,542	-	5,634,737
Net Loss	-	-	-	(4,867,294)	(4,867,294)

Balance at September 30, 2018	18,239,942	$1,824	$41,877,160	$(33,060,519)	$8,818,465

The accompanying notes are an integral part of these condensed consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(4,867,294)	$(11,592,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	195,107	551,626
Depreciation and amortization expense	106,487	111,528
Deferred rent	3,175	2,888
Gain on sale of securities	-	37,882
Serverance expense charged against accounts receivable	-	50,000
Loss on Extinguishment of debt	228,740	-
Investment through services from a related party	90,822	-
Change in fair value of contingent consideration	(610,000)	-
Warrants issued to distributor	15,150	255,634
Stock-based compensation	134,008	1,320,512
Amortization of debt discount	458,551	-
Amortization of deferred financing costs	187,668	334,739
Changes in assets and liabilities:
Accounts receivable	155,695	(730,956)
Inventory	677,400	(459,723)
Prepaid expenses and other current assets	(24,988)	(40,688)
Other assets	67,215	(4,165)
Accounts payable	132,188	1,847,072
Accrued expenses	858,416	941,754
Other current liabilities	(189,296)	(29,574)
Total adjustments	2,486,338	4,188,529

Net cash used in operating activities	(2,380,956)	(7,403,966)

Cash Flows From Investing Activities
Proceeds from held-to-maturity investments	-	2,408,632
Purchases of property and equipment	-	(39,419)
Release of restricted cash	-	103,603
Purchase of short term investments	-	(26,747)

Net cash provided by investing activities	-	2,446,069

The accompanying notes are an integral part of these condensed consolidated financial statements

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Financing Activities
Repayment of automobile loans	(5,589)	(9,320)
Repayment of equipment loans	(29,827)	(24,777)
Proceeds from 2017 Cavendish Loan Agreement	2,250,000	-
Repayment of line of credit	-	(1,280,275)
Proceeds from the January public offering, net of costs	-	1,429,740
Proceeds from the June public offering, net of costs	-	1,259,415
Proceeds from the July public offering, net of costs	-	2,134,487
Advances from a related party	-	65,000
Proceeds from subscription payable	-	563,750
Repayments under financing agreement	(497,708)	-
Proceeds from sale of stock, an option and a warrant to a related party	600,000	-
Proceeds from a related party	488,670	-
Repayments to a related party	(314,978)	-
Advance from a stockholder	57,000	-
Repayments to a stockholder	(57,000)	-

Net cash provided by financing activities	2,490,568	4,138,020

Net increase/(decrease) in cash	109,612	(819,877)

Cash, beginning of period	370,947	1,249,550

Cash, end of period	$480,559	$429,673

Cash paid for interest	$4,932	$6,006

Non-cash investing and financing activities:
Issuance of common stock to consultants, vendors, and customers	$541,584	$1,023,419
Issuance of stock to Stater for non-controlling interest	$3,201,927	$-
Issuance of stock to CashE for non-controlling interest	$5,634,737	$-
Issuance of shares for Cavendish OID	$105,000	$-
Beneficial conversion feature under debt facility	$2,032,390	$-
Issuance of insurance obligation in accrued expenses	$155,655	$75,150
Issuance of shares to directors to satisfy accrued obligations	$265,119	$-
Issuance of warrant under debt facility	$458,004	$-
Purchase of equipment with loan payable	$17,614	$-
Issuance of Stran Shares for business combination	$900,000	$-
Fair value of contingent consideration for business combination	$1,200,000	$-
Purchase of IP applied against outstanding accounts receivable	$-	$150,000
Finished goods inventory received and applied against outstanding accounts receivable	$-	$49,587

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The Company announced on February 20, 2018, that it would seek to spin out the beverage business to the Company’s shareholders (“Beverage Spin Out”). However, the Company also continued to evaluate other strategic opportunities for the beverage business, including the licensing of the product to third parties, raising capital, and a sale of the business. On January 16, 2019, the Company entered into a non-binding Letter of Intent (“LOI”) to sell the beverage business to ECC Ventures 2 Corp. (“ECC2”). Pursuant to the terms of the LOI, ECC2 and Long Island Beverages Corp. (“LIBC” and together with ECC2, the “Lenders”) advanced approximately $375,000 to the Company (the “Loans”) (See Note 12). The Loans were made by the Lenders to provide bridge working capital liquidity to the Company’s beverage business.

At the time of the pivot, the board of directors appointed three of its members to provide oversight of the beverage operations (“Beverage Committee”). The board of directors’ also tasked Mr. Philip Thomas (“Mr. Thomas”), the former President and Chief Executive Officer (“CEO”) of the Company, under the direction of the Beverage Committee, with providing day to day operational control and management of the beverage business, including pursuing strategies to lower the liquidity requirements. Mr. Thomas receives no additional compensation in fulfilling these tasks. Considering that Mr. Thomas is a shareholder, the Company recorded charges of $37,397 and $90,822 during the three and nine months ended September 30, 2018, respectively, for the value of such services recorded as a charge to general and administrative expense within the condensed consolidated statements of operations and comprehensive loss and a corresponding credit to additional paid in capital.

The Blockchain Business

On December 21, 2017, the Company announced that it was expanding its attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology.

On February 20, 2018, in connection with the pivot of the Company’s operation toward Blockchain, Mr. Thomas, resigned and simultaneously, the Company’s board of directors appointed Mr. Shamyl Malik as CEO. Earlier, on January 2, 2018, Mr. Malik had been appointed to serve on the Company’s Board of Directors.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

The Blockchain Business, continued

The Company’s management has been and will continue to pursue and evaluate investments, ventures, alliances and other strategic relationships in the blockchain space. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On March 19, 2018 and March 22, 2018, the Company purchased minority share investments in Stater Blockchain Limited (“SBL”) and TSLC PTE Ltd. (“TSLC”), respectively. On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement, which canceled the Company’s investment in TSLC (See Note 3). On January 14, 2019, the Company and SBL entered into a separation and mutual release agreement pursuant to which the parties mutually terminated the agreement effective as of January 14, 2019 (See Note 3).

Entrex Blockchain Joint Venture

On December 6, 2018, effective as of December 4, 2018, the Company and EHCo, LLC (“Entrex”) entered into a contribution agreement (the “Contribution Agreement”) and together formed Entrex Capital Market, LLC (the “Joint Venture”). Simultaneously, with the execution of the Contribution Agreement, Entrex contributed all of the intellectual property and other assets, properties and rights (the “Assets”) relating to the alternative trading platform described below. The Company and Entrex entered into a limited liability company operating agreement for the Joint Venture, under which the Company and Entrex hold membership interests representing 10% and 90%, respectively, of the economic interests in the Joint Venture.

The Joint Venture will use the Assets to operate a blockchain-enabled alternative trading platform for international and domestic investors to find, research, track, manage, trade, settle and service various asset classes (the “Trading Platform”).

In connection with the transactions, the board of directors appointed Stephen Watkins, the manager of Entrex, as a director of the Company.

Pursuant to the Contribution Agreement, Entrex contributed the Assets to the Joint Venture. The Joint Venture did not assume any of the liabilities of Entrex. In consideration for the contribution, the Joint Venture issued to Entrex the membership interest described above and agreed to pay Entrex up to $57,000,000, in cash. The cash consideration is due and payable in monthly installments, with each installment equal to 20% of the Joint Venture’s cash received as revenues during each calendar month (or the remaining balance of the cash consideration, if less). No cash consideration has been paid to Entrex through April 12, 2019.

The Joint Venture granted a lien over the Assets to Entrex solely to secure the Joint Venture’s obligation to make payments of the cash consideration. If the Joint Venture defaults on any such payment (subject to a grace period and certain other limitations) and for so long as the default is continuing, the entire amount of the cash consideration will become immediately due and payable, and Entrex will have the right to foreclose on its lien. In addition, Entrex would have the right to repurchase the Assets from the Joint Venture for a nominal purchase price.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Entrex Blockchain Joint Venture, continued

Pursuant to the Operating Agreement, The Joint Venture was formed for the purpose of establishing and operating the Trading Platform. The Joint Venture may seek to raise additional financing through the issuance of membership interests to third party investors.

The Joint Venture will make monthly distributions of proceeds from the sale of assets traded on the Trading Platform, as well as quarterly tax distributions and other distributions at the discretion of the managers.

The Joint Venture is managed by a board of managers, consisting of one manager designated by Entrex, one manager designated by the Company and one manager designated by Entrex and the Company together. Each manager has one vote on all actions considered by the board, and any action must be approved by a majority vote of the managers.

Members, managers and officers of the Joint Venture and certain other related persons will not have any liability to the Joint Venture, except for fraud, gross negligence, willful misconduct or a material breach or knowing violation of the Operating Agreement.

Membership interests may not be transferred other than to a controlled affiliate. Notwithstanding the foregoing, if any member receives an offer from a third party that such member desires to accept to transfer all or any portion of the membership interest owned by it, then Entrex (in the case the Company is the recipient of such an offer) or the Company (in the case Entrex is the recipient of such an offer) or both of them (in the case another member is the recipient of such an offer) will have a right of first refusal to purchase the membership interests on the terms of the third party offer. In addition, at any time after the Joint Venture has achieved revenues of $50,000,000 or more and EBITDA of $15,000,000 or more for any trailing 12 month period, the Company will have the option to purchase Entrex’s membership interest for a price equal to a multiple of the trailing 12 month EBITDA. The multiple will be 85% of the customary multiple in the Joint Venture’s industry, as determined by Supermajority Approval, but will not be less than 11.6. In either case, the purchase price of the membership interests may be paid in cash, in publicly traded securities, or a combination thereof.

Loyalty, Incentive, Reward and Gift Card Business

On July 27, 2018, the Company announced the formation of a new business to be operated within the Company’s newly formed SLGI subsidiary, focused on providing loyalty, incentive, reward, and gift card programs (“Loyalty Programs”) to a wide variety of corporate and consumer brands. SLGI and the Company concurrently entered into an agreement (the “Stran Agreement”) with Stran & Company, Inc. (“Stran”), pursuant to which Stran agreed to provide to SLGI all management, sales, accounting, operations, administrative and other services, and access to office space, equipment, software and utilities for employees of SLGI, as necessary for the operation by SLGI of the Loyalty Programs. The Stran Agreement expires on July 31, 2020, unless earlier terminated in accordance with its terms, except that the term of the Stran Agreement is automatically extended for successive one-year periods unless either party gives timely notice of its desire not to extend. The transactions with Stran were accounted for as an acquisition of the Loyalty Programs business by SLGI (See Note 4).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, LIQUIDITY AND GOING CONCERN (CONTINUED)

Andrew Shape Appointed as CEO and Chairman of the Board

On July 26, 2018, the Company entered into an employment agreement with Andrew Shape to serve as the Company’s Chief Executive Officer and Chairman of the Board. Mr. Shape is also the President of Stran, and is expected to continue to serve in such role for Stran. The employment agreement with the Company provides for Mr. Shape to receive a base salary of $200,000 per annum, paid in equal, quarterly installments through the issuance of restricted shares of the Company’s common stock, at a per share price equal to 85% of the average closing price for the 10 trading days prior to the end of each such quarter, but in any event not less than $0.30 per share. Such shares will be issued pursuant to the Company’s 2017 Long-Term Incentive Equity Plan. For the three and nine months end September 30, 2018, the Company recorded an accrual of $36,612 for Mr. Shapes’ salary. Through April 12, 2019 no shares have yet to be issued to Mr. Shape, nor has any salary been paid to Mr. Shape, in connection with this arrangement. On July 26, 2018, Mr. Shamyl Malik resigned his positions as CEO and Chairman of the Board (See Note 9).

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

The Company sells its products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets. As of September 30, 2018, the Company’s products are available in approximately 16 states, the Caribbean and in Canada.

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

As of September 30, 2018, the Company had cash of $480,559. As of September 30, 2018, the Company had a working capital deficit of $1,665,518. The Company incurred a net loss of $742,642 and $4,867,294 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the Company’s stockholders’ equity was $8,818,465. As of March 31, 2019, the Company had cash of approximately $140,000.

Pursuant to a Loan and Option Agreement dated December 20, 2017 (the “2017 Cavendish Loan Agreement”) with Court Cavendish Ltd. (“Cavendish”), on January 15, 2018 and January 30, 2018, the Company borrowed $750,000 and $500,000, respectively, under this arrangement. On May 3, 2018, the 2017 Cavendish Loan Agreement was amended and the Company drew an additional $1,000,000.

On January 18, 2019, the Company entered into a second amended loan agreement with Cavendish (the “January 2019 Cavendish Restated Agreement”). Pursuant to the January 2019 Cavendish Restated Agreement, Cavendish will convert $241,524 of accrued but unpaid interest and $1,550,000 of principal into 12,723,382 shares of the Company’s common stock. The Company may no longer request any further drawdowns from Cavendish under the Cavendish Restated Facility (See Note 6).

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and related notes thereto included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on April 13, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various other estimates, including but not limited to, assessing the collectability of accounts receivable, accrual of rebates to customers, the valuation of securities, the valuation of inventory, determining the estimated lives of long-lived assets, determining the potential impairment of intangibles, determining the fair value of common stock issued or issuable to Stran, the fair value of warrants issued, the fair value of stock options, the recognition of revenue, and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

The Company’s performance obligations are satisfied at the point in time when products or services are received by the customer, which is when the customer has the title and has assumed the significant risks and rewards of ownership. Therefore, the Company’s contracts have single performance obligations (shipment of product or delivery of service). The Company primarily receives fixed consideration for sales of its products and services.

For the beverage business and the loyalty business, the Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales for the beverage business are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. Revenue and cost of sales for the loyalty business are recognized when the services have been provided. The Company’s performance obligations are satisfied at that time.

The following table presents our revenues disaggregated by geographical region:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$827,146	$1,478,985	$2,174,578	$3,534,054
Caribbean	-	3,600	171,301	69,229
Canada and others	-	72,310	14,910	297,862
Total	$827,146	$1,554,895	$2,360,789	$3,901,145

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Marketing Programs, including Sign On and Sales Incentives

For the beverage business, the Company participates in various programs and arrangements with customers designed to incent new distribution, incent the introduction of a new product line, or to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for introducing a product (sign on incentives, for example), for various discounts to the end retailers or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. Depending upon the program, those incentives are paid in either cash or the issuance of equity instruments. During the three months ended September 30, 2018 and 2017, these allowances resulted in reductions in net sales of $20,996 and $195,153, respectively. During the nine months ended September 30, 2018 and 2017, these allowances resulted in reductions in net sales of $164,635 and $596,335, respectively. Included in these amounts for the three months ended September 30, 2018 and 2017 are (income) costs of $0 and ($1,388), respectively, and $15,150 and $255,634 for the nine months ended September 30, 2018 and 2017, respectively, representing the non-cash costs of a sign-on incentive, presented net of mark-to-market adjustments for unvested awards related to warrants issued in connection with the signing of a distribution agreement and the first order with Big Geyser Inc. (“Big Geyser”). On November 1, 2018, the distribution agreement with Big Geyser was terminated (See Note 8).

Shipping and Handling Costs

Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to customer locations are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $90,753 and $184,423, for the three months ended September 30, 2018 and 2017, respectively and $292,182 and $381,151 for the nine months ended September 30, 2018 and 2017.

Advertising

The Company expenses advertising costs as incurred. Advertising costs are included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $34,360 and $196,758 for the three months ended September 30, 2018 and 2017, respectively and $237,334 and $513,522 for the nine months ended September 30, 2018 and 2017.

Research and Development

Costs related to new product initiatives incurred were included in selling and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and totaled $0 and $30,375 for the three months ended September 30, 2018 and 2017, respectively and $0 and $335,101 for the nine months ended September 30, 2018 and 2017.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

For the beverage business, the Company sells products to distributors and in certain cases directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. For the loyalty business, the Company provides services to its customers, and extends credit, without requiring collateral. While the Company has a concentration of credit risk in the retail sector, it believes this risk is mitigated due to the diverse nature of the customers it serves, including, but not limited to, its type, geographic location, size, and beverage channel. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Accounts receivable have terms ranging from 30 to 75 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect.

Accounts receivable, net, is as follows:

	As of
	September 30, 2018	December 31, 2017
Accounts receivable, gross	$944,811	$1,286,786
Allowance for doubtful accounts	(620,180)	(611,353)
Accounts receivable, net	$324,631	$675,433

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions and accounts receivable. At times, the Company’s cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of these cash deposits. These cash balances are maintained with two banks. The Company is exposed to credit risk with regards to one customer who accounted for 17% of accounts receivable, gross, as of September 30, 2018, and two customers who accounted for 18% and 10%, or 28% in the aggregate of accounts receivable, gross as of December 31, 2017. The Company does not generally require collateral or other security to support customer receivables.

The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists principally of bottled iced tea and lemonade. As of September 30, 2018 and December 31, 2017, included in inventory was finished goods inventory with a cost of approximately $0 and $201,000, net of inventory reserves, respectively, which has been delivered to one or more of the Company’s distributors and is held in inventory until certain revenue recognition criteria are met.

The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2018 and December 31, 2017, the Company recorded inventory reserves of $76,300 and $200,775, respectively, to reduce the cost of certain products to estimated net realizable value. The following table summarizes inventories as of the dates presented:

	As of
	September 30, 2018	December 31, 2017
Finished goods	$418,649	$934,087
Raw materials and supplies	502,566	664,528
Total inventories	$921,215	$1,598,615

Property and Equipment

Property and equipment is recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of the Company’s assets.

The estimated useful lives typically are 3 years for cold-drink containers, such as reusable fridges, wood racks, vending machines, barrels, and coolers, and are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, the Company does not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. The Company capitalizes the costs of refurbishing its cold-drink containers and depreciates those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful lives for trucks and automobiles are typically 3 to 5 years and are depreciated on a straight line basis. For the three months ended September 30, 2018 and 2017, depreciation expense was $26,281 and $32,322, respectively, and for the nine months ended September 30, 2018 and 2017, depreciation expense was $87,137 and $109,028 respectively (See Note 5 for sale of vending equipment).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

The Company’s long-lived intangible assets, other than goodwill, are assessed for impairment when events or circumstances indicate there may be an impairment. These assets were initially recorded at their estimated fair value at the time of acquisition and assets not acquired in acquisitions were recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other intangible assets with indefinite life are reduced to their estimated fair value through an impairment charge to our condensed consolidated statements of operations. On July 26, 2018 the Company recorded an intangible asset representing the customer relationship acquired in connection with the Stran Purchase Agreement. This intangible asset was recorded at its fair value on the date the Stran agreement was executed.

Intangible assets as of September 30, 2018 and December 31, 2017 were $1,161,630 and $20,000, respectively. Intangible assets at September 30, 2018 consisted of the loyalty business customer relationship of $1,160,980 net of accumulated amortization of $19,350 and the domain name at a cost of $20,000. Amortization expense was $19,350 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $19,350 and $2,500 for the nine months ended September 30, 2018 and 2017, respectively.

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

	As of September 30,
	2018	2017
Options to purchase common stock-Employees	247,547	1,074,155
Options to purchase common stock-Stranberg	1,500,000	-
Convertible debt	7,647,612	-
Warrants to purchase common stock	2,758,570	1,130,570
Total potentially dilutive securities	12,153,729	2,204,725

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

Upon closing the Company was permitted to have its then CEO join the Stater board. However, no such appointment was ever consummated. Ramy Soliman, SBL’s Chief Executive Officer, was appointed as a director of the Company. Mr. Soliman resigned as a director of the Company on December 3, 2018.

The Company has adopted ASU 2016-01 during the first quarter 2018 and determined that the equity securities that were received from SBL are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. Accordingly, any changes in the carrying value of the equity securities will be reported in the Company’s current earnings as other expense, net.

Consideration for the purchase of the SBL securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $3,201,927 was based upon the fair value of LBCC’s shares to SBL on the date such shares were issued to SBL. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at September 30, 2018.

On January 14, 2019, the Company and SBL entered into a separation and mutual release agreement pursuant (the “Separation Agreement”) to which the parties mutually terminated the Stater Agreement effective as of January 14, 2019. Pursuant to the Separation Agreement, Stater will cancel the SBL Shares issued to the Company under the Stater Agreement and the Company will cancel the Company’s common stock issued to Stater under the Stater Agreement.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- INVESTMENTS (CONTINUED)

Agreement with CASHe, continued

Pursuant to the CASHe Agreement, one person from TSLC may be appointed to the Company’s board of directors. On April 23, 2018, Mr. Sanjay Sachdev was appointed to the Company’s board of directors. Additionally, pursuant to the TSLC Separation Agreement, as discussed below, TSLC’s nominee to the Board, Sanjay Sachdev, resigned from the Board and from each committee on which he served, effective November 30, 2018.

The Company determined that the equity securities that were received from TSLC are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. Changes in the carrying value of the equity securities will be reported in the Company’s current earnings as other expense, net.

Consideration for the purchase of the TSLC securities was through the issuance of shares of the Company’s common stock. Accordingly, the cost basis of the investment of $5,634,737 was based upon the fair value of the Company’s shares on the date issued to TSLC. Based upon the LBCC’s qualitative assessment, LBCC has concluded that there should not be any adjustment to the carrying amount of the investment at September 30, 2018.

On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement (the “TSLC Separation Agreement”) pursuant to which the parties mutually terminated the Agreement effective as of October 16, 2018. Pursuant to the TSLC Separation Agreement, TSLC will cancel the TSLC Capital Stock issued to the Company under the Agreement and the Company will cancel the Company’s Common Stock issued to TSLC under the Agreement. TSLC waived its right to reimbursement of all expenses incurred by TSLC in connection with the Agreement, and the parties agreed to release each other from certain claims and liabilities arising out of or relating to the Agreement or the transactions contemplated therein or thereby.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF THE LOYALTY BUSINESS

On July 26, 2018, SLGI and LBCC entered into the Stran Purchase Agreement, pursuant to which SLGI acquired Stran’s existing Loyalty Programs business.

Pursuant to the Stran Purchase Agreement, for a period of two years, Stran shall provide to SLGI services including: management, sales, accounting, operations, administrative and other services, as well as office space, equipment, software and utilities for employees of SLGI, as necessary for the operation of the loyalty program business. The services of Stran shall be provided to SLGI at Stran’s cost.

Consideration for the business combination consisted of: (i) the Company issued to Stran 2,500,000 shares of its common stock (the “Stran Shares”), and (ii) an earnout where Stran may earn additional shares of the Company’s common stock based upon the achievement of performance levels for revenue, net of allowances (“Net Revenue”) and Adjusted Earnings before Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”), divided by Net Revenue (“Adjusted EBITDA Margin”) for each of the two one year periods following the effective date of the Stran Agreement, each as further defined with the Stran Agreement (the “Earnout Shares”). Upon issuance, the Stran Shares have a restrictive legend, are subject to lockups and are being held in escrow until such time that the restrictions are released upon the achievement of the performance milestone of net revenue of $625,000 for the period of July 26, 2018 to July 31, 2019. If the net revenue performance level is not met, then all of the Stran Shares will be forfeited. The Earnout Shares vest according to the following schedules:

Earnout Shares (July 26, 2018-July 31, 2019 “Year One”)

Level	Net Revenue	Adjusted EBITDA Margin	Number of Shares Earned
i	Less than $1,250,000	Less than 20%	The number of shares of the Company’s common stock that is equal in value to SLGI’s net revenue for Year One, based on the average closing share price of the Company’s common stock over the last 30 business days of Year One, but in any event, not more than 1,750,000 shares of common stock.

ii	Equal to or greater than $1,250,000	Equal to or greater than 20%	1,750,000 shares shall be earned

iii	Equal to or greater than $1,500,000	Equal to or greater than 25%	2,250,000 shares of the Company’s common stock, plus the number of shares of the Company’s common stock equal in value to 1.25x the amount of SLGI net revenue in Year One that exceeded $1,500,000, based on the average closing price of the Company’s common stock over the last 30 business days of Year One.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF THE LOYALTY BUSINESS (CONTINUED)

Earn Out Shares (August 1, 2019-July 31, 2020 “Year Two”)

Net Revenue	Adjusted EBITDA Margin	Number of Shares Earned
Less than $1,750,000	Less than 20%	The number of shares of the Company’s Common Stock that is equal in value to SLGi's net revenue for Year Two, based on the average closing share price of the Company’s common stock over the last 30 business days of Year Two, but in any event not more than 2,000,000 shares of the Company’s common stock

Equal to or greater than $1,750,000	Equal to or greater than 20%	2,000,000 shares shall be earned

Equal to or greater than $2,250,000	Equal to or greater than 25%	2,500,000 shares shall be earned, plus the number of shares of common stock equal in value to 1.25 multiplied by the amount of SLGI’s Net Revenue for Year Two that is greater than $2,250,000, divided by the average of the share price of the Company’s common stock for the last 30 business days of the Year Two measurement period.

The aggregate purchase price was $2,100,000, consisting of the fair values of the Stran Shares and the Earnout Shares, as presented below. The Stran shares were valued based upon the market price of the Company’s common stock on the date the agreement was signed. The Company engaged an independent valuation consultant to perform a Monte-Carlo simulation on the Earnout Shares in order to determine their fair value.

The assets and liabilities related to the loyalty business have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.

The following details the preliminary allocation of the purchase price for the acquisition of the loyalty business:

Fair Value
Intangible asset – customer relationship	$1,160,980
Goodwill	939,020
Net fair values assigned to assets acquired	$2,100,000

The following presents a summary of the purchase price consideration for the purchase of the loyalty business:

Stran Shares	$900,000
Fair value of Earnout	1,200,000
Total Purchase Price Consideration	$2,100,000

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION OF THE LOYALTY BUSINESS (CONTINUED)

The Company is required to record within current earnings at each reporting period the change in fair value of the Earnout. As of September 30, 2018, the Company recorded a $610,000 reduction of the contingent consideration, reflected within Other income/(expense) as change in fair value of contingent consideration, within the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2018, the balance of the contingent consideration obligation was $590,000.

The results of operations for the loyalty business for the period August 1, 2018 through September 30, 2018, are reflected in the Company’s results for the three and nine months ended September 30, 2018 in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company believes that the acquisition of the Loyalty Business will help to accelerate its development of customers and solutions that will help it grow its loyalty business, produce a new source of revenue and cash flows and to help anchor its enterprise growth in the blockchain space.

Unaudited Pro Forma Information

The following table provides unaudited pro forma information as if the loyalty business had been acquired as of January 1, 2017. The pro forma results do not include any anticipated cost synergies or other effects of the integration of the loyalty business. Pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor is it indicative of the future operating results of the combined company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma net revenues	$913,636	$1,554,895	$2,765,301	$3,901,145
Pro forma net (loss) income	$(729,397)	$(3,912,778)	$(4,807,739)	$(11,592,495)
Pro forma net (loss) income per share	$(0.04)	$(0.34)	$(0.31)	$(1.05)

In connection with the execution of the Stran Agreement, Andrew Stranberg, a controlling person of Stran, entered into a subscription agreement with the Company, pursuant to which Mr. Stranberg purchased 1,500,000 shares of the Company’s common stock for $0.40 per share, or an aggregate of $600,000. The Company also issued to Mr. Stranberg a three-year warrant to purchase 450,000 shares of its common stock at an exercise price of $0.50 per share (“Stranberg Warrant”). In addition, Stran and its affiliates will have the option to purchase, at any time prior to July 31, 2019, up to an additional 1,500,000 shares of the Company’s common stock, at a price of $0.40 per share, for a total additional purchase price of up to $600,000 (“Stranberg Option”).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUIPMENT LOAN

On November 23, 2015, the Company entered into a reimbursement agreement with Magnum Vending Corp. (“Magnum”), an entity managed by Philip Thomas, the Company’s former Chief Executive Officer and a director of the Company, and certain of his family members. In exchange for the exclusive right to stock vending machines owned by Magnum, the Company agreed to reimburse Magnum for the cost of products to stock the machines and the costs that Magnum incurred to acquire the machines including machines which were purchased with an equipment loan. The total principal amount of the payments underlying the agreement upon inception was $117,917. The reimbursements will be made in 35 monthly payments of principal and interest in the amount of $3,819 with an interest rate of 10%. Upon completion of these payments in October 2018, Magnum will transfer ownership of the vending machines to the Company. In addition, in exchange for the right to stock certain other vending machines that the Company has the right to use, the Company agreed to purchase the products required to be displayed in those vending machines from Magnum, at a price equal to Magnum’s cost for such products. The Company may terminate the agreement and all obligations to make future payments on ten days’ written notice to Magnum. As of September 30, 2018 and December 31, 2017, the outstanding balance on the equipment loan was $9,237 and $36,495, respectively.

On January 23, 2019, the Company entered into a letter agreement (the “Termination Agreement”) with Mr. Thomas and Magnum, pursuant to which the parties mutually terminated the reimbursement agreement, effective immediately. Under the Termination Agreement, Magnum waived the right to receive any amounts under the reimbursement agreement, whether or not accrued as the date of termination, and Mr. Thomas waived the right to receive repayment of an advance in the amount of $85,000. In exchange, the Company transferred to Magnum certain products and vehicles used in connection with the machines. The parties also agreed to a mutual release of all claims related to the reimbursement agreement or the advance.

NOTE 6 – CREDIT LINES

Radium2 Capital Inc.

On November 27, 2017, the Company completed the Radium Agreement with Radium2 Capital Inc. (“Radium”). Pursuant to the Radium Agreement, the Company received cash of $750,000, less $7,500 of fees and expenses. The Radium borrowing is repaid at a minimum amount per week, based upon 15% of the Company’s gross sales, until the Company has repaid a total of $986,250. The Radium Agreement was accounted for as a borrowing, with the difference between the repayment obligation and the net amount funded being recorded as an original issue discount, amortized using the interest method over the expected term of the arrangement. As of September 30, 2018, the balance of the obligation, net of the discount was $347,291, and was presented as note payable, current, within the condensed consolidated financial statements. Since the repayment terms are based upon the Company’s actual future sales, which are not fixed, the Company classified the obligation as a current liability. During the three and nine months ended September 30, 2018, accreted discount amortization was $24,728 and $156,961, and was reflected as interest expense within the condensed consolidated statements of operations and comprehensive loss. On March 26, 2019, the Company entered into a settlement agreement with Radium in which the Company would pay $235,000 on or before April 1, 2019 to settle all amounts owed. On March 27, 2019, the Company paid to Radium $235,000 to satisfy the settlement agreement.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES (CONTINUED)

Court Cavendish Ltd., continued

On May 3, 2018, the Company and Cavendish entered into an amendment to the 2017 Cavendish Loan Agreement (the “May 2018 Cavendish Restated Agreement”). Pursuant to the May 2018 Cavendish Restated Agreement, Cavendish agreed to make available a first extension of $1,500,000 (“First Extension”), of which $1,000,000 was drawn upon on May 8, 2018. The Company was initially able to make a request for a second extension for up to an additional $500,000. On the date of the first drawdown of the First Extension, the Company paid to Cavendish a facility fee of 7%, which the Company elected to pay in 262,500 shares of the Company’s common stock valued at $0.40 per share, which were issued on August 6, 2018.

In connection with the First Extension under the Cavendish Restated Facility, the Company agreed to issue Cavendish a warrant to purchase 1,200,000 shares of the Company’s common stock. This warrant had an exercise price of $0.50 per share, expires four years from the date of issuance, and has a cashless exercise feature.

Interest under both the First Extension and the Initial Facility Amount will continue to accrue at 12.5% per annum and was payable quarterly in cash or shares of the Company’s common stock valued at $0.40 per share.

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

Pursuant to the terms of the Cavendish Restated Facility, Cavendish had the option, at the maturity date or any time prior to the maturity date, to convert all amounts owed under the Cavendish Restated Facility and the Initial Facility Amount into shares of the Company’s common stock at a price per share such that the average conversion price of all shares issued to Cavendish upon conversion, including shares previously issued upon conversion of the initial $750,000 advanced under the Initial Facility Amount, was $0.40 per share.

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

On January 18, 2019, the Company entered into the January 2019 Cavendish Restated Agreement. Pursuant to the January 2019 Cavendish Restated Agreement, Cavendish converted $241,524 of accrued but unpaid interest and $1,550,000 of principal into 12,723,382 shares of the Company’s common stock on February 22, 2019.

The remaining amounts outstanding of principal of $740,000 ($700,000 was from the Cavendish Restated Facility and $40,000 is an additional fee under the January 2019 Cavendish Restated Agreement) will be due and payable on December 21, 2019. Interest will continue to accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance of the Loans and shall be due and payable, without demand or notice, at the Company’s election, quarterly in cash or in shares of the Company valued at $0.20 per share.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CREDIT LINES (CONTINUED)

Court Cavendish Ltd., continued

In addition, the company will amend and restate the warrants previously issued to Cavendish under the 2017 Cavendish Loan Agreement and the Cavendish Restated Facility (the “Prior Warrants”), such that the warrants will have a term of four years and will have an exercise price of $0.20 per share. Within 15 business days of obtaining stockholder approval for an increase in the Company’s authorized capital, the Company will issue to certain of its key officers and consultants new four-year warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share, including warrants to purchase 2,000,000 shares to Andy Shape, the Company’s Chief Executive Officer. Cavendish requested that the January 2019 Cavendish Restated Agreement include a provision for the warrants in order to ensure the interests of the Company’s management were aligned with those of Cavendish.

During the three and nine months ended September 30, 2018, the Company recorded a charge of $187,668 to reduce deferred financing costs and such costs were included in interest expense within the condensed consolidated statements of operations as there are no longer any draws available under the Cavendish Restated Facility.

During the three and nine months ended September 30, 2018, amortization of debt discount in connection with the Cavendish loans was $199,292 and $301,590, respectively.

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

On July 26, 2018, Mr. Stranberg purchased 1,500,000 shares of the Company’s common stock for $600,000 (See Note 4).

On August 6, 2018, the Company issued 215,750 shares of the Company’s common stock to consultants of the Company. These shares were issued in satisfaction of accounts payable and accrued expenses and had a fair value of $253,600.

On September 28, 2018, the Company issued 161,007 shares of the Company’s common stock to a vendor of the Company. These shares were issued in satisfaction of accounts payable and had a fair value of $64,403.

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

Stock Options-Employees

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

The Company determined the fair value of stock options granted based upon the assumptions as provided below.

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Stock price	$3.23	$3.73-$5.10
Exercise price	$3.23	$3.76-$5.00
Dividend yield	0%	0%
Expected volatility	120%	57-75%
Risk-Free interest rate, per annum	2.38%	1.05%-1.57%
Expected life (in years)	3.00	0.85-3.06

The following table summarizes the stock option activity of the Company:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	550,534	$4.34	$2.72

Granted	22,250	3.23	2.30
Expired, forfeited or canceled	(325,237)	4.29	2.32

Outstanding at September 30, 2018	247,547	$4.32	$3.20	0.69	-
Exercisable at September 30, 2018	238,215	$4.34	$3.24	0.56	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Options-Employees, continued

As of September 30, 2018, there was a total of $13,374 of unrecognized compensation expense related to unvested stock options. This cost is expected to be recognized through 2020 with a weighted average remaining life of 1.03 years.

Stock Options-Stranberg

On July 26, 2018, in connection with the sale of common stock to Mr. Stranberg, the Company issued the Stranberg Option (See Note 4).

The following table summarizes the stock option-Stranberg activity of the Company:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	-	$-

Granted	1,500,000	0.40
Expired, forfeited or canceled	-	-

Outstanding at September 30, 2018	1,500,000	$0.40	0.82	-
Exercisable at September 30, 2018	1,500,000	$0.40	0.82	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option-Stranberg and the fair value of the Company’s common stock.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants

On April 24, 2017, in connection with a distribution agreement with Big Geyser (the “Big Geyser Distribution Agreement”), the Company issued a warrant to purchase 85,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests depending on certain sales levels achieved by that distributor. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $226,134. For the three and nine months ended September 30, 2018, the Company recognized a reversal of revenue reduction of $0 and $18,975, respectively, related to this warrant as the required sales levels were not achieved.

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

On April 24, 2017, in connection with the Big Geyser Distribution Agreement, the Company issued a warrant to purchase 145,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant vests as follows for certain milestones being achieved: 95,000 shares upon the receipt of the first purchase order of the Company’s iced tea products (vested on June 5, 2017), 25,000 shares upon the receipt of the first purchase order of the Company’s lemonade products (vested on March 13, 2018), and 25,000 shares upon the receipt of the first purchase order for half-gallon containers of the Company’s products. The warrant has an expiration date of April 23, 2022. The warrant had a grant date fair value of $385,758. For the three and nine months ended September 30, 2018, the Company recorded a reduction of revenue of $0 and $34,125, respectively, related to this warrant.

On November 1, 2018 the Company and Big Geyser terminated the Big Geyser Distribution Agreement. As such, the non-vested warrants will be immediately forfeited.

On July 26, 2018, in connection with the sale of common stock to Mr. Stranberg, the Company issued the Stranberg Warrant (See Note 4).

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Stock Warrants, continued

The following table summarizes the common stock warrant activity of the Company:

	Number of shares	Weighted average exercise price	Weighted average contractual life (years)
Outstanding - January 1, 2018	1,534,320	$4.19	-
Issued	1,650,000	$0.50	-
Expired or forfeited	(425,750)	$4.94	-
Outstanding September 30, 2018	2,758,570	$2.16	2.8
Exercisable at September 30, 2018	2,528,570	$1.77	2.7

Stock-Based Compensation Expense

The Company accounts for all stock-based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award or the fair value of the service provided whichever is most readily determinable.

The following tables summarize total stock-based compensation costs recognized for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$3,805	$279,603	$134,008	$1,044,147
Warrants	-	-	-	194,565
Common Stock	-	-	-	81,800
Total	$3,805	$279,603	$134,008	$1,320,512

The total amount of stock-based compensation was reflected within the statements of operations and comprehensive loss as:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$2,877	$259,460	$111,883	$966,705
Sales and marketing	928	20,143	22,125	353,807
Total	$3,805	$279,603	$134,008	$1,320,512

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

On March 12, 2018, an action was filed by Mr. Davidson in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson was seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from the Company on December 31, 2017. Mr. Davidson was also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims was agreed to by the Company.

On April 1, 2019, the Company and Mr. Davidson executed a settlement agreement. Pursuant to the settlement agreement, the Company agreed to issue to Mr. Davidson 1,000,000 shares of the Company’s common stock within seven days of the execution of the agreement, which were subsequently issued on April 15, 2019. If these shares are not registered in a registration statement by September 30, 2019, the Company shall make quarterly payments to Mr. Davidson of $0.05 per share until the earlier of the shares being registered, or the Company having made four quarters of payments. In additional, all of Mr. Davidson’s stock options will be fully vested under their original terms. As of September 30, 2018, $200,000 is included in accrued expenses within the condensed consolidated balance sheets for the fair value of the 1,000,000 shares to be issued.

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

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Brokerage Arrangements

The Company maintains arrangements with sales brokers who help with bringing new distributors and retail outlets to the Company and who manage certain customer accounts for the Company. These sales brokers receive a commission for these services. Commissions to these brokers ranged from 1-5% of collected sales. In addition, the Company sells its products through alternative vending channels. Commissions resulting from sales through these channels were $14,187 and $19,151 for the three months ended September 30, 2018 and 2017, respectively and $31,649 and $50,648 for the nine months ended September 30, 2018 and 2017, respectively.

Employment Agreements

Shamyl Malik

Effective February 20, 2018, the Company appointed Shamyl Malik, an existing Director, to the additional role of CEO of the Company. The Company and Mr. Malik entered into a one-year employment agreement, pursuant to which Mr. Malik would receive a base annual salary of $250,000, and for the first six months of his employment, his salary would have been paid in shares of common stock of the Company.

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

Phillip Thomas

On February 20, 2018, Phillip Thomas terminated his employment agreement with the Company for “good reason” due to a substantial and material adverse change in Mr. Thomas’ title, duties and responsibilities, and resigned as a director of the Company. According to Mr. Thomas’ employment agreement, he is entitled to be paid nine months of his base salary, all valid expense reimbursements and all accrued but unused vacation pay. As of September 30, 2018, the Company included $157,500 in accrued expenses within the condensed consolidated balance sheets related to this obligation. Further, stock options granted to Mr. Thomas became fully vested and may be exercised for up to one year from the termination date.

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

Rent expense for the three months ended September 30, 2018 and 2017 was $27,028 and $22,219, respectively and $83,257 and $44,817 for the nine months ended September 30, 2018 and 2017, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases, continued

Total future minimum payments required under the Farmingdale lease are as follows:

Year Ended December 31,
2018 (three months)	$25,491
2019	102,983
2020	106,073
2021	109,255
2022	83,564
Total	$427,366

In addition, the Company utilizes public warehouse space for its inventory. Public storage expense for the three months ended September 30, 2018 and 2017 was $5,032 and $26,761, respectively and $19,414 and $39,741 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 10 – MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2018 and 2017, three customers accounted for 32%, 20% and 14%, or 66% in the aggregate, and two customers accounted for 28% and 14%, or 42% in the aggregate, of the Company’s net sales, respectively. For the nine months ended September 30, 2018 and 2017, two customers accounted for 22% and 22%, or 44% in the aggregate, and two customers accounted for 21% and 12%, or 33% in the aggregate, of the Company’s net sales, respectively.

For the three months ended September 30, 2018 and 2017, four vendors accounted for 39%, 24%, 19% and 10%, or 92% in the aggregate, and four vendors accounted for 22%, 21%, 12% and 12%, or 67% in the aggregate, of purchases, respectively. For the nine months ended September 30, 2018 and 2017, four vendors accounted for 35%, 27%, 12%, and 11%, or 85% in the aggregate, and two vendors accounted for 35% and 20%, or 55% in the aggregate, of purchases, respectively.

LONG BLOCKCHAIN CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTIES

The Company recorded revenue related to sales to an entity owned by an immediate family member of Philip Thomas, former CEO, former member of the Board of Directors, and current stockholder. Mr. Thomas is also an employee of this related entity. Sales to this related party were $2,363 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $3,109 and $879 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, there was $3,988 and $879, respectively, due from this related party which was included in accounts receivable in the condensed consolidated balance sheets. The Company also purchases product at cost, from this entity to supplement certain vending sales. The Company purchased product from this entity in the amount of $1,663 and $6,616 for the three months ended September 30, 2018 and 2017, respectively, and $7,737 and $14,631 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the outstanding balance due to this entity included in accounts payable was $11,991 and $16,469, respectively.

As of September 30, 2018, the Company is indebted to Mr. Thomas in the amount of $150,620 for an interest-free short-term loan to the Company. This loan is included in other current liabilities within the condensed consolidated balance sheets. This loan was repaid in full on January 23, 2019.

During the nine months ended September 30, 2018, Mr. Eric Watson, a shareholder of the Company, loaned the Company $57,000. This loan was repaid in full on May 31, 2018.

The Company incurred expenses of $0 and $18,000 for the three months ended September 30, 2018 and 2017, respectively, and $0 and $30,000 for the nine months ended September 30, 2018 and 2017, respectively, related to an entity whose majority shareholder is Eric Watson. As of September 30, 2018 and December 31, 2017, accounts payable due to this entity were $34,410 and $34,410, respectively.

As of September 30, 2018, the Company is indebted to Stran in the amount of $40,656.

NOTE 12 – SUBSEQUENT EVENTS

ECC2

On March 27, 2019, the Company obtained loans of approximately $150,000 from ECC2 and $187,500 from LIBC. The Company had previously obtained a loan of approximately $37,500 from ECC2. The Loans were made pursuant to a loan agreement (the “ECC2 Loan Agreement”) which was executed on January 31, 2019. The Loans incur interest at a rate of 10% per annum and mature on July 31, 2019. Accrued and unpaid interest is payable in cash on July 1, 2019 and on the first day of each calendar month thereafter. The Loans are secured by all of the assets of LIBB and are guaranteed by the Company. The guaranty terminates upon consummation of a sale of all or substantially all of the equity or assets of LIBB to the Lender or its affiliates. The termination of the LOI or any definitive agreements executed with respect to the transactions contemplated by the LOI (the “Definitive Agreement”), the breach of the LOI or Definitive Agreements by the Company or LIBB, and certain other customary events constitute events of default under the Loans. The Company used $235,000 of the proceeds from the Lenders to repay Radium (See Note 6).

Increase in authorized shares

On April 5, 2019, the Company’s board of directors unanimously adopted and declared the advisability of an amendment to the Company’s certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue by 100,000,000 shares, from 35,000,000 shares to 135,000,000 shares (the “Amendment”). The Company’s board of directors further directed that this Amendment be considered at a special meeting of stockholders to occur on May 15, 2019.

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

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including, but not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Mining and Fintech Businesses

Our initial exploration of the blockchain space focused on crypto-currency mining and financial technology business. During January 2018, we entered into an agreement to purchase equipment for a crypto currency mining operation, however, we were not able to raise the capital to consummate this transaction. On March 15, 2018, LBCC entered into an agreement to acquire the outstanding shares of Hashcove Limited (“Hashcove”), an early stage UK-based technology company focused on developing and deploying globally scalable distributed ledger technology solutions (the “Hashcove Agreement”). On March 19, 2018, we purchased an investment in Stater Blockchain Limited (“SBL”), a technology company focused on developing and deploying globally scalable blockchain technology solutions in the financial markets, and, on March 22, 2018, we purchased an investment in TSLC PTE Ltd. (“TSLC”), the parent company of CASHe, a provider of digital money and short-term financial products in India. On September 14, 2018, the Company and Hashcove agreed to terminate the Hashcove Agreement. On October 16, 2018, the Company and TSLC entered into a separation and mutual release agreement, which canceled the Company’s investment in TSLC. On January 14, 2019, the Company and SBL entered into a separation and mutual release agreement, which canceled the Company’s investment in SBL.

Loyalty, Incentive, Reward and Gift Card Business

On July 27, 2018, we announced the formation of a new business to be operated within our newly formed SLGI subsidiary, focused on providing loyalty, incentive, reward, and gift card programs (“Loyalty Programs”) to a wide variety of corporate and consumer brands. SLGI and the Company concurrently entered into an agreement (the “Stran Agreement”) with Stran & Company, Inc. (“Stran”), pursuant to which Stran agreed to provide to SLGI all management, sales, accounting, operations, administrative and other services, and access to office space, equipment, software and utilities for employees of SLGI, as necessary for the operation by SLGI of the Loyalty Programs. The Stran Agreement expires on July 31, 2020, unless earlier terminated in accordance with its terms, except that the term of the Stran Agreement is automatically extended for successive one-year periods unless either party gives timely notice of its desire not to extend. The transactions with Stran were accounted for as an acquisition of the Loyalty Programs business by SLGI.

In connection with the establishment of the Loyalty Program business, we entered into an employment agreement with Andrew Shape to serve as our Chief Executive Officer (“CEO”) and Chairman of the Board. Mr. Shape is also the President of Stran, and is expected to continue to serve in such role for Stran. The employment agreement provides for Mr. Shape to receive a base salary of $200,000 per annum, paid in equal, quarterly installments through the issuance of restricted shares of our common stock, at a per share price equal to 85% of the average closing price for the 10 trading days prior to the end of each such quarter, but in any event not less than $0.30 per share. Such shares will be issued pursuant to the Company’s 2017 Long-Term Incentive Equity Plan. Through April 12, 2019, no shares have yet to be issued to Mr. Shape, nor has any salary been paid to Mr. Shape, in connection with this arrangement.

Alternative Trading Platform Joint Venture

On December 6, 2018, effective as of December 4, 2018, we entered into a contribution agreement (the “Contribution Agreement”) with EHCo, LLC (“Entrex”) and together formed Entrex Capital Market, LLC (the “Joint Venture”). Simultaneously, with the execution of the Contribution Agreement, Entrex contributed certain intellectual property and other assets, properties and rights (the “Assets”) to the Joint Venture. We entered into a limited liability company operating agreement with Entrex for the Joint Venture, under which our company and Entrex hold membership interests representing 10% and 90%, respectively, of the economic interests in the Joint Venture. The Joint Venture will use the Assets to operate a blockchain-enabled alternative trading platform for international and domestic investors to find, research, track, manage, trade, settle and service various asset classes.

Beverage Business

The beverage business is engaged in the production and distribution of premium Non-Alcoholic ready-to-drink (“NARTD”) beverages. The beverage business is currently organized under our flagship brand, Long Island Iced Tea, a premium NARTD tea made from a proprietary recipe.

Through our beverage business, we offer iced tea and lemonade, in sweet, lower calorie and diet formulations, and principally in 18oz. bottles. The iced tea and lemonade are offered in a variety of flavors.

We sell our products to regional retail chains and to a mix of independent mid-to-large range distributors who in turn sell to retail outlets, such as big chain supermarkets, mass merchants, convenience stores, restaurants and hotels, principally in the New York, New Jersey, Connecticut and Pennsylvania markets. As of September 30, 2018, our products are available in approximately 16 states, the Caribbean and in Canada.

Recent Developments

Letter of Intent and Related Loans

On January 16, 2019, we entered into a non-binding Letter of Intent (“LOI”) to sell the beverage business to ECC Ventures 2 Corp. (“ECC2”). Pursuant to the terms of the LOI, ECC2 and Long Island Beverages Corp. (“LIBC” and together with ECC2, the “Lenders”) advanced approximately $375,000 to us (the “Loans”). The Loans were made by the Lenders to provide bridge working capital liquidity to our beverage business. The Loans incur interest at a rate of 10% per annum and mature on July 31, 2019. Accrued and unpaid interest is payable in cash on July 1, 2019 and on the first day of each calendar month thereafter. The Loans are secured by all of the assets of LIBB and are guaranteed by the Company. The guaranty terminates upon consummation of a sale of all or substantially all of the equity or assets of LIBB to the Lender or its affiliates. The termination of the LOI or any definitive agreements executed with respect to the transactions contemplated by the LOI (the “Definitive Agreement”), the breach of the LOI or Definitive Agreements by the Company or LIBB, and certain other customary events constitute events of default under the Loans.

The Company used $235,000 of the Loans to satisfy in full its obligations under that certain agreement for the purchase and sale of future receipts (the “Radium Agreement”), dated November 27, 2017, with Radium2 Capital Inc. (“Radium”). Pursuant to the Radium Agreement, Radium was entitled to receive 15% of the proceeds from the Company’s future sales, up to a specified maximum amount. Upon payment of the $235,000, the Radium Agreement was terminated and the Company has no further obligation thereunder.

Cavendish Amendment

On January 18, 2019, we entered into a Second Amended and Restated Loan and Option Agreement (the “Restated Agreement”) with Court Cavendish Ltd., the lender (“Lender” or “Cavendish”) under the Company’s existing senior secured credit facility (the “Facility”). We previously borrowed $3 million under the Facility, of which $2,250,000 of principal (plus accrued interest) was outstanding as of immediately prior to entry into the Restated Agreement, and $750,000 of principal (plus accrued interest) had been converted into shares of our common stock at a price of $3.00 per share under the terms of the Facility as in effect at the time of such conversion. Upon entry into the Restated Agreement, $1,550,000 of principal plus all accrued interest was converted into 12,723,382 shares of our common stock, such that the average price for all shares issued under the Facility (including the prior conversion and certain fees previously paid in shares of our common stock) was $0.20 per share. In addition, we paid $40,000 to the Lender to cover the costs of the negotiation and execution of the Restated Agreement, which amount was added to the principal outstanding under the Facility, for an aggregate of $740,000 outstanding under the Facility immediately after entry into the Restated Agreement.

The Lender is not required to make any further extensions of credit under the Facility. Interest on the principal under the Facility will continue to accrue monthly at the rate of 12.5% per annum and will be payable quarterly in cash or common stock valued at $0.20 per share, at our election. The Facility will mature on December 21, 2019 (the “Maturity Date”). On the Maturity Date, all principal and any accrued but unpaid interest will be due and payable in cash or in shares of common stock valued at $0.20 per share, at the Lender’s election. The Lender also has the option, exercisable at any time prior to the Maturity Date, to have any principal and interest then outstanding converted into common stock at a price of $0.20 per share. In addition, we agreed to amend and restate the warrants previously issued to the Lender in connection with the Facility (the “Prior Warrants”), such that the Prior Warrants will have a term of four years and will have an exercise price of $0.20 per share. Within 15 business days of obtaining the stockholder approval for an increase in our authorized capital, we also will issue to certain of its key officers and consultants new four-year warrants to purchase 3,000,000 shares of our common stock at an exercise price of $0.25 per share (the “New Warrants”), including New Warrants to purchase 2,000,000 shares to Andy Shape, our CEO.

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

Highlights

Through September 30, 2018, we generated income through the sale of our beverage products and through services provided through our loyalty, incentive, reward and gift card business. The following are highlights of our operating results for the three and nine months ended September 30, 2018:

●	Net revenue. During the three months ended September 30, 2018, we had net revenue of $827,146 representing a decrease of $727,749 over the three months ended September 30, 2017. The decrease is due principally to a decline in sales of all beverages of $890,723, but especially reflecting reductions for Alo and iced tea in gallons, offset by revenues of $162,974 from our recently formed loyalty business. During the nine months ended September 30, 2018, we had net sales of $2,360,789 representing a decrease of $1,540,356 over the nine months ended September 30, 2017, representing a decline in sales of all beverages of $1,703,330, but especially reflecting reductions for Alo and iced tea in gallons, offset by revenues of $162,974 from our recently formed loyalty business.

●	Margin. Our gross profit percentage increased by 17% and our gross profit increased by $107,796 to $176,426 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 was principally attributable to the increase in margins of our iced tea product due to reduced discounts. Our gross profit percentage increased by 7% and our gross profit increased by $64,635 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

●	Operating expenses. During the three months ended September 30, 2018, our operating expenses were $1,042,971, representing a decrease of $2,824,287 as compared to the three months ended September 30, 2017. The decrease in operating expenses related primarily to decreased payroll (including stock-based compensation), bad debt expense, advertising and product development. During the nine months ended September 30, 2018, our operating expenses were $4,733,533, representing a decrease of $6,744,144 as compared to the nine months ended September 30, 2017.

Historically, our cash generated from operations has not been sufficient to meet our expenses. During 2018, we have financed our business through the issuance of debt, advances from Philip Thomas, our former CEO, and through trade credit with our vendors. During the nine months ended September 30, 2018, our cash flows used in operating activities were $2,380,956, and our net cash provided by financing activities was $2,490,568. We had a working capital deficit of $1,665,518 as of September 30, 2018. As of March 31, 2019, we have cash on hand of approximately $140,000.

In order to execute our long-term growth strategy for our business, we expect to continue to raise additional funds through equity offerings, debt financings, or other means, and to explore other strategic transactions, including the potential sale of LIBB or spin out of the beverage business. There are no assurances that we will be able to raise such funds or complete any such transaction on acceptable terms or at all. See “Sources of Liquidity and Going Concern” in Item 2 of this quarterly report.

Uncertainties and Trends in Our Business

We believe that the key uncertainties and trends in our business are as follows:

General

●	We operate in highly competitive markets.

●	We may not effectively respond to changing consumer preferences, trends and other factors.

●	Fluctuations in our results of operations from quarter to quarter could have a disproportionate effect on our overall financial condition and results of operations.

●	Our intellectual property rights could be infringed or we could infringe the intellectual property rights of others, and adverse events regarding licensed intellectual property, including termination of distribution rights, could harm our business.

●	We have experienced cash losses from operations and our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us.

Blockchain

●	We are expanding our attention to include the exploration of, and investment in, opportunities that leverage the benefits of blockchain technology. We have an extremely limited operating history in the blockchain area. We have not generated any revenues to date from the blockchain business.

●	The blockchain industry is rapidly changing.

Loyalty, Incentive, Reward and Gift Card Business

●	Our business may experience seasonal fluctuations

●	Our business would suffer if there is a decline in the attractiveness of loyalty rewards to consumers.

Beverage

●

Our beverage product line includes minimal gross margin products which may not generate sufficient revenue or other benefits to justify their place in the product lineup and may divert sales from our higher margin existing product lines.

●	Costs for raw materials that are used in our beverage business may increase substantially.

●	We depend on a small number of large retailers for a significant portion of our beverage sales.

Please refer to risks factors described in Item 1A of Part I of our annual report on Form 10-K filed on April 12, 2018 and our Quarterly Report on Form 10-Q filed on October 5, 2018.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Our performance obligations are satisfied at the point in time when products and services are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, our contracts have single performance obligations (shipment of product or delivery of service). We primarily receive fixed consideration for sales of products and services.

For the beverage business and the loyalty business, we do not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. Revenue and cost of sales for the loyalty business are recognized when the services have been provided. Our performance obligations are satisfied at that time.

Customer Marketing Programs and Sales Incentives

For our beverage business, we participate in various programs and arrangements with customers designed to increase the sale of its products. Among these programs are arrangements under which allowances can be earned by customers for attaining agreed upon sales levels or for participating in specific marketing programs. The Company believes that its participation in these programs is essential to ensuring volume and revenue growth in a competitive marketplace. The costs of all these various programs are recorded as a reduction of sales in the financial statements.

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

Accounts Receivable

For our beverage business, we sell products to distributors and directly to retailers, and extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. For the loyalty business, the Company provides services to its customers, and extends credit, without requiring collateral. Potential losses on the Company’s receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. The Company carries its trade accounts receivable at net realizable value. Typically, accounts receivable have terms of net 30 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables; (2) analyzing its history of sales adjustments; and (3) reviewing its high-risk customers. Past due receivable balances are written off when the Company’s efforts have been unsuccessful in collecting the amount due. Accounts receivable are stated at the amounts management expects to collect. For sales where certain revenue recognition criteria have not been met at the date of delivery, the Company defers recognition of such accounts receivable until such recognition criteria are met.

Inventories

The Company’s inventory includes raw materials such as bottles, sweeteners, labels, flavors and packaging. Finished goods inventory consists of bottled and packaged iced tea, lemonade and Alo Juice. The Company values its inventories at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Included in inventory September 30, 2018 and December 31, 2017, was finished goods inventory with a cost of approximately $0 and $201,000, respectively which was delivered to a distributor, and is held in inventory until revenue recognition criteria are met.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$827,146	$1,554,895	$2,360,789	$3,901,145
Cost of revenue	650,720	1,486,265	2,058,413	3,663,404
Gross profit	176,426	68,630	302,376	237,741
Operating expenses:
General and administrative expenses	833,073	1,543,786	3,366,477	5,169,174
Selling and marketing expenses	209,898	2,323,472	1,367,056	6,308,503
Total operating expenses	1,042,971	3,867,258	4,733,533	11,477,677
Operating Loss	(866,545)	(3,798,628)	(4,431,157)	(11,239,936)
Other income/(expense):
Other expense	-	-	-	(38,986)
Loss on Extinguishment	-	-	(228,740)	-
Change in fair value of contingent consideration	610,000	-	610,000	-
Interest expense, net	(486,097)	(114,150)	(817,397)	(313,573)
Net loss	$(742,642)	$(3,912,778)	$(4,867,294)	$(11,592,495)

Comparison of the Three Months Ended September 30, 2018 and 2017

Net Revenue and Gross Profit

Net revenue for the three months ended September 30, 2018 decreased by $727,749, or 47%, to $827,146 for both the beverage and loyalty businesses as compared to $1,554,895 for the three months ended September 30, 2017. The decrease is principally due to a decline in beverage sales of $890,723, especially reflecting reductions for Alo and iced tea in gallons, offset by revenues of $162,974 from our recently formed loyalty business.

Our gross profit increased by $107,796 or 157%, to $176,426 for the three months ended September 30, 2018 from $68,630 for the three months ended September 30, 2017. The increase in gross profit amount consisted of an increase of approximately $73,296 in gross profit for the beverage business due to a decrease in the amount of discounts given to our customers and gross profit of $34,500 from our newly formed loyalty business.

General and administrative expenses

Our general and administrative expenses for the three months ended September 30, 2018 decreased by $710,713, or 46%, to $833,073 as compared to $1,543,786 for the three months ended September 30, 2017. We incurred a decrease of $245,116 in stock-based compensation costs, due to a reduction in personnel, a decrease of $110,086 in direct personnel costs and a decrease of $306,192 in general operating expenses.

Selling and marketing expenses

Our selling and marketing expenses for the three months ended September 30, 2018 decreased by $2,113,574, or 91%, to $209,898 as compared to $2,323,472 for the three months ended September 30, 2017. The decrease was principally the result of staff reductions and the elimination of spending in support of investor awareness and advertising. Specifically, our personnel costs decreased by $911,183 in connection with the staff reductions. Our brand awareness, investor, and public relations costs decreased by $662,600 due to the elimination of investor relations spending, we decreased our general operating expenses by $468,149 and we decreased spending on advertising by $162,398.

Change in fair value of contingent consideration

During the three months ended September 30, 2018, we recorded non-cash other income of $610,000 for the change in the fair value of the contingent consideration. No such change was recorded during the three months ended September 30, 2017.

Interest expense, net

Our interest expense, net, for the three months ended September 30, 2018 increased by $371,947 or 326%, to $486,097 as compared to $114,150 for the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018, principally consisted of the amortization of debt discount of $224,020, accrued interest of $70,842 due to Cavendish and the accelerated amortization of deferred financing costs of $187,668.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net Revenue and Gross Profit

Our net revenue for the nine months ended September 30, 2018 decreased by $1,540,356 or 39%, to $2,360,789 for both the beverage and loyalty businesses as compared to $3,901,145 for the nine months ended September 30, 2017. The decrease is principally due to a decline in net revenue of all beverages of $1,703,330, especially reflecting reductions for Alo and iced tea in gallons, offset by revenues of $162,974 from our recently formed loyalty business.

Our gross profit increased by $64,635, or 27%, to $302,376 for the nine months ended September 30, 2018 from $237,741 for the nine months ended September 30, 2017. The increase in gross profit amount consisted of an increase of approximately $30,135 in gross profit for the beverage business and an increase in gross profit from our newly formed loyalty business of $34,500.

General and administrative expenses

Our general and administrative expenses for the nine months ended September 30, 2018 decreased by $1,802,697, or 35%, to $3,366,477 as compared to $5,169,174 for the nine months ended September 30, 2017. This reduction is principally on account of a decrease of $843,355 in stock-based compensation costs due to reductions in personnel, a decrease of $289,416 in bad debt expense and a decrease of $785,371 in general operating expenses.

Selling and marketing expenses

Our selling and marketing expenses for the nine months ended September 30, 2018 decreased by $4,941,447, or 78%, to $1,367,056 as compared to $6,308,503 for the nine months ended September 30, 2017. The decrease was principally the result of staff reductions and the elimination of spending in support of investor awareness and advertising. Specifically, our personnel and stock-based compensation costs decreased by $2,065,386 and $331,682, respectively. Our brand awareness, investor, and public relations costs decreased by $1,429,195 due to the elimination of investor relation spending, we decreased our general operating expenses by $976,344 and our advertising costs decreased by $276,188.

Change in fair value of contingent consideration

During the nine months ended September 30, 2018, we recorded non-cash other income of $610,000 for the change in the fair value of the contingent consideration. No such change was recorded during the nine months ended September 30, 2017.

Interest expense, net

Our interest expense, net, for the nine months ended September 30, 2018 increased by $503,824, or 161%, to $817,397 as compared to $313,573 for the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018, principally consisted of the amortization of debt discount of $458,551, accrued interest of $159,137 due to Cavendish and the accelerated amortization of deferred financing costs of $187,668.

Liquidity and Capital Resources

Sources of Liquidity and Going Concern

The following table provides an overview of our borrowing agreements as of September 30, 2018:

Description of Debt	Holder	Interest Rate	Gross Balance at September 30, 2018	Net Balance at September 30, 2018
Automobile loans	Various	3.64% to 4.99%	$11,991	$11,991
Equipment Loan Reimbursement Agreement	Various	10.0%	$24,282	$24,282
Cavendish Facility*	Cavendish	12.5%	$2,250,000	$214,877
Radium Agreement**	Radium	-	$431,643	$347,291

*	On January 18, 2019, upon entry into the Restated Agreement, $1,550,000 of principal plus all accrued interest under the Cavendish Facility was converted into 12,723,382 shares of our common stock, as discussed below.
**	On March 27, 2019, the Company paid $235,000 to settle the remaining amounts owed to Radium. Radium was repaid using proceeds of the Loans from ECC2 and LIBC. The Loans from ECC2 and LIBC incur interest at a rate of 10% per annum and mature on July 31, 2019.

Historically, our cash generated from operations has not been sufficient to meet our obligations for expenses. We have financed our operations principally through the raising of equity capital, the issuance of debt and through trade credit with our vendors. Our ability to continue our operations and to pay our obligations when they become due is contingent upon obtaining additional financing and/or upon completing other strategic transactions, such as the potential sale of LIBB or spin out of the beverage business.

Through September 30, 2018, we have generated revenues of approximately $162,000 from our loyalty, incentive, reward and gift card business. We expect that it will take us until the first or second quarter of 2019 before we will be able to generate material levels of revenue from this new loyalty business.

Currently, the beverage business is running cash deficits. We may need to raise additional capital to sustain the beverage business until the completion of a strategic transaction (as may be approved at a future date by the board of directors), such as the potential sale of LIBB or spin out of the beverage business. On January 16, 2019, we entered into the non-binding LOI to sell the beverage business.

We anticipate that operating cash flows from the loyalty business, net of cash deficits for the beverage business and corporate operating and financing costs, will be insufficient to meet our cash flow requirements over the next twelve months, and additional capital raises will be necessary in order to fund the development of the loyalty business, other blockchain investments and the costs of being a public company. Management’s plans include raising additional funds through equity offerings, debt financings, or other means.

If we are unable to obtain sufficient amounts of additional capital for our businesses and/or complete an alternative strategic transaction, we may be required to reduce the scope of our planned beverage, blockchain and loyalty business development activities, modify the repayment terms with our current lender, and/or consider reductions in personnel costs or other operating costs. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements filed do not include any adjustments that might result from the outcome of these uncertainties.

Below is a summary of our financing activities during the nine months ended September 30, 2018. In order to execute our strategy with respect to the beverage business and expansion in the blockchain technology and loyalty business, we will need to raise additional funds through private equity offerings, debt financings, or other means, and/or complete an alternative strategic transaction. There are no assurances that we will be able to raise such funds or complete such a transaction on acceptable terms or at all.

Financing Activities

Court Cavendish

On December 20, 2017, we entered into a Loan and Option Agreement (the “2017 Cavendish Loan Agreement”) with Cavendish, which was subsequently amended and restated on May 3, 2018 (the “May 2018 Cavendish Restated Agreement”) and January 18, 2019 (the “January 2019 Cavendish Restated Agreement”, and the Loan and Option Agreement, as in effect from time to time, the “Cavendish Loan Agreement”).

The 2017 Cavendish Loan Agreement provided for an initial available amount of $2,000,000 (“Initial Facility Amount”). The 2017 Cavendish Loan Agreement contemplated two extensions, each in the amount of $1,000,000, subject to Cavendish’s approval and provided, among other things, that we remained listed on Nasdaq (the “Extended Facility Amounts”). We were delisted from Nasdaq on April 12, 2018. Notwithstanding, pursuant to the May 2018 Cavendish Restated Agreement, Cavendish provided two additional extensions of the availability, one in the amount of $1,500,000 of which $1,000,000 was advanced upon the execution of the amendment and restatement, and one in the amount of $500,000 that would have become available, subject to Cavendish’s approval, as long as we continued moving towards specific ventures related to the blockchain technology (the “2018 Extended Facility Amount”).

In connection with the execution of the 2017 Cavendish Loan Agreement, a facility fee of 5% (“Original Issue Discount” or “OID”) of the Initial Facility Amount was payable on the date of the first drawdown from the Initial Facility Amount in either cash or stock. The facility fee on the Initial Facility Amount of $100,000 was withheld from the proceeds of the first drawdown of $750,000 on December 22, 2017. In addition, in connection with the provision of the Initial Facility Amount, we issued to Cavendish a Prior Warrant to purchase 100,000 shares of our common stock with a three year life and an exercise price of $3.00 per share. This Prior Warrant had a gross fair value of $165,645, using the Black-Scholes option pricing model. The $100,000 fee and the Prior Warrant to issue 100,000 shares of our common stock were considered costs of the Initial Facility Amount. We received an additional drawdown of $750,000 of the Initial Facility Amount on January 15, 2018. We received the final drawdown of $500,000 of the Initial Facility Amount on January 30, 2018.

Under the Cavendish Restated Facility, a facility fee of 7% was due on the date of the first drawdown from each 2018 Extended Facility Amount and, at our election, could be paid in either cash or shares of our common stock valued at $0.40. In connection with the advance of the first 2018 Extended Facility Amount under the May 2018 Cavendish Restated Agreement, the facility fee on the Cavendish Restated Facility of $105,000 was paid in 262,500 shares of our common stock on August 6, 2018. We also issued Cavendish a Prior Warrant to purchase 1,200,000 shares of our common stock. This Prior Warrant had an exercise price of $0.50, expired four years from the date of issuance, and had a cashless exercise feature. The remainder of the 2018 Extended Facility Amount was not drawn upon.

On January 18, 2019, we entered into the January 2019 Cavendish Restated Agreement. Pursuant to the January 2019 Cavendish Restated Agreement, Cavendish converted $241,524 of accrued but unpaid interest and $1,550,000 of principal into 12,723,382 shares of our common stock. Furthermore, we agreed to amend and restate the Prior Warrants, such that the Prior Warrants will have a term of four years and will have an exercise price of $0.20 per share. In addition, we agreed to issue to certain of our key officers and consultants, within 15 business days of obtaining the stockholder approval for an increase in our authorized capital, Warrants to purchase 3,000,000 shares of the our common stock at an exercise price of $0.25 per share, including New Warrants to purchase 2,000,000 shares to Andy Shape, our Chief Executive Officer. Cavendish requested that the January 2019 Cavendish Restated Agreement include provisions for the issuance of the New Warrants in order to ensure the interests of our management were aligned with those of the Cavendish.

The remaining amounts outstanding of principal of $740,000 ($700,000 remaining from the Facility and an additional $40,000 as an additional fee to cover costs of Cavendish) will be due and payable on the Maturity Date, December 21, 2019, in cash or in shares of common stock valued at $0.20 per share, at the Lender’s election. Interest will continue to accrue monthly, at a rate of 12.5% per annum, on the unpaid principal balance of the Loans and shall be due and payable, without demand or notice, at our election, quarterly in cash or in our shares valued at $0.20 per share (prior to the 2018 Cavendish Loan Agreement, the shares were valued at the lesser of $3.00 or the closing price per share on the date preceding when the interest was due, and prior to the 2019 Cavendish Loan Agreement, the shares were valued at $0.40).

Pursuant to the 2019 Cavendish Restated Agreement, Cavendish has the option, at the maturity date or any time prior to the maturity date, to convert all amounts owed under the Facility into shares of our common stock at $0.20 per share.

The 2019 Cavendish Restated Agreement, also requires that we maintain a Board of Directors that consists of at least two directors appointed by Cavendish (or three, if Cavendish owns more than 50% of our common stock).

ECC2

On March 27, 2019, we obtained Loans of approximately $150,000 from ECC2 and $187,500 from LIBC. We had previously obtained a loan of approximately $37,500 from ECC2. The Loans bear interest at a rate of 10% per annum and mature on July 31, 2019. Accrued and unpaid interest is payable in cash on July 1, 2019 and on the first day of each calendar month thereafter. We used $235,000 of the proceeds from the Lenders to repay Radium.

Cash flows

Net cash used in operating activities

Net cash used in operating activities was $2,380,956 for the nine months ended September 30, 2018 as compared to net cash used in operating activities of $7,403,966 for the nine months ended September 30, 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily the result of a net loss of $4,867,294. The net loss was offset primarily by non-cash charges of $809,708, consisting principally of $134,008 of stock based compensation, $195,107 of bad debt expense, $228,740 of loss on extinguishment of debt, and $458,551 of amortization of debt discount, offset by a change in the fair value of the contingent consideration of $610,000. The cash used in operating activities decreased on account of a decrease of inventory of $677,400 and an increase in accrued expenses of $858,416. Cash used in operating activities for the nine months ended September 30, 2017 was primarily the result of the net loss of $11,592,495 offset by non-cash charges of $2,664,809.

Net cash provided by investing activities

Net cash provided by investing activities was $0 for the nine months ended September 30, 2018 as compared to net cash provided by investing activities of $2,446,069 for the nine months ended September 30, 2017. Net cash provided by investing activities for the nine months ended September 30, 2017 resulted primarily from the proceeds of the sale of short-term investment securities of $2,408,632.

Net cash provided by financing activities

Net cash provided by financing activities was $2,490,568 for the nine months ended September 30, 2018 as compared to net cash provided by financing activities of $4,138,020 for the nine months ended September 30, 2017. Cash flows from financing activities were primarily the result of $2,250,000 from the proceeds of the Initial Facility Amount and proceeds of $600,000 from the sale of common stock, an option and a warrant, to a related party. Cash provided by financing activities for the nine months ended September 30, 2017, was primarily due to $1,429,740 in net proceeds from the January 2017 Public Offering, net of costs and $1,259,415 from the net proceeds of our June 2017 Offering.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than, on July 2018, Mr. Shamyl Malik, our former CEO, was replaced by Mr. Andrew Shape. The Company engaged consultants to fill accounting roles and to prepare the Company’s financial reports.

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

In addition, we are involved in the following legal action:

Julian Davidson

On February 20, 2018, Mr. Davidson, informed us that he was seeking compensation as part of his December 2017 separation from the Company.

On March 12, 2018, an action was filed by Mr. Davidson in the District Court for the Southern District of New York entitled Julian Davidson v. Long Blockchain Corp. Mr. Davidson was seeking to enforce a separation agreement that was purportedly reached in relation to his resignation from our company on December 31, 2017. Mr. Davidson was also seeking compensation, expense reimbursements, and cash bonus, severance, stock and accelerated vesting of stock options which he claims was agreed to by us. On April 1, 2019 the Company and Mr. Davidson executed the settlement agreement. Pursuant to the settlement agreement, we agreed to issue to Mr. Davidson 1,000,000 shares of our common stock within seven days of the execution of the agreement, which were subsequently issued on April 15, 2019. If these shares are not registered in a registration statement by September 30, 2019, we shall make quarterly payments to Mr. Davidson of $0.05 per share until the earlier of the shares being registered, or we have made four quarters of payments. In additional, all of Mr. Davidson’s stock options will be fully vested. As of September 30, 2018, $200,000 is included in accrued expenses within the condensed consolidated balance sheets for the fair value of the shares to be issued.

ITEM 1A. RISK FACTORS

There are no additional risk factors other than those discussed in our Annual Report Form 10–K filed on April 13, 2018 and our Quarterly Report on Form 10-Q filed on October 5, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 30, 2018, we issued 376,757 shares of our common stock to vendors in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
10.01	Employment Agreement, dated as of July 26, 2018, by and between the Company and Andrew Shape.
10.02	Separation Agreement, dated as of July 26, 2018, by and between the Company and Shamyl Malik.
10.03	Stran Agreement, dated as of July 26, 2018, by and between the Company and Stran & Company, Inc.
10.04	Form of Subscription Agreement with Andrew Stranberg.
10.05	Form of Warrant for Andrew Stranberg.
10.06	Termination Agreement, dated as of September 14, 2018, by and between the Company and Hashcove Limited.
31	Section 302 Certification by Chief Executive Officer.
32	Section 906 Certification by Chief Executive Officer
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 2019

LONG BLOCKCHAIN CORP.

By:	/s/ Andrew Shape
Name:	Andrew Shape
Title:	Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

